Form 10QSB
period 2001-09-30
WEST METRO FINANCIAL SERVICES INC
filed 2001-11-28
CIK 1157294

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

                                       OR

              [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from to


                       West Metro Financial Services, Inc.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

          Georgia                         6711                    58-2643181
------------------------------ ----------------------------- -------------------
(State of Jurisdiction of      (Primary Standard Industrial    (I.R.S. Employer
Incorporation or organization)  Classification Code Number)  Identification No.)

361  Memorial  Drive  West
Dallas,  Georgia                                                    30132
-------------------------------                               ------------------
(Address of principal executive                                   (Zip  Code)
offices)

                                  770-505-5107
                                  ------------
                               (Telephone Number)


                                 Not Applicable
                                 --------------
                          (Former name, former address
                             and former fiscal year,
                          if changed since last report)

     Check  whether  the  issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES     NO XX
                                    --      --

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
     One share of common stock, $1 par value was issued and outstanding as of September 30, 2001. Registrant has recently begun an offering of its stock pursuant to a Registration Statement on Form SB-2, which the SEC declared effective on October 5, 2001.

     Transitional  Small  Business  Disclosure  Format (check one):  YES   NO XX
                                                                        --    --

                       WEST METRO FINANCIAL SERVICES, INC.

                         PART I.  FINANCIAL INFORMATION

     ITEM  1.     FINANCIAL  STATEMENTS

          The financial statements of West Metro Financial Services, Inc. (the "Company") are set forth in the following pages.

                      WEST METRO FINANCIAL SERVICES, INC.
                        (A DEVELOPMENT STAGE CORPORATION)

                                  BALANCE SHEET
                                  (UNAUDITED)

                               SEPTEMBER 30, 2001

                                     Assets
                                     ------


Cash                                                           $   9,265
Premises and equipment, net                                       98,561
Deferred offering costs                                           34,823
Other assets                                                       1,000
                                                               ----------

                                                               $ 143,649
                                                               ==========


                      Liabilities and Stockholder's Deficit
                      -------------------------------------

Advances payable to organizers                                 $ 140,000
Note payable - line of credit                                    148,000
                                                               ----------

      Total liabilities                                          288,000
                                                               ----------

Stockholder's deficit:

  Preferred stock, no par value; 2,000,000 shares authorized;          -
    no shares issued and outstanding

  Common stock, $1 par value; 10,000,000 shares authorized;
    1 share issued and outstanding                                     1
  Additional paid-in capital                                           9
  Deficit accumulated during the development stage              (144,361)
                                                               ----------

        Total stockholder's deficit                             (144,351)
                                                               ----------

                                                               $ 143,649
                                                               ==========

                      WEST METRO FINANCIAL SERVICES, INC.
                        (A DEVELOPMENT STAGE CORPORATION)

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
        AND THE PERIOD FROM MAY 9, 2001 (INCEPTION) TO SEPTEMBER 30, 2001



                             Three Months          Cumulative
                                 Ended              Through
                          September 30, 2001   September 30, 2001
                          -------------------  ------------------

Interest income           $               194                 441

Expenses:
    Legal and consulting               31,069              51,614
    Officer compensation               48,784              55,534
    Regulatory fees                         -              15,000
    Other operating                    22,319              22,654
                          -------------------  ------------------

        Net loss          $           101,978             144,361
                          ===================  ==================

                      WEST METRO FINANCIAL SERVICES, INC.
                        (A DEVELOPMENT STAGE CORPORATION)

                            STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

        FOR THE PERIOD FROM MAY 9, 2001 (INCEPTION) TO SEPTEMBER 30, 2001


Cash flows from operating activities:
  Net loss                                               $ (144,361)
  Adjustments to reconcile net loss to net cash used by
    operating activities:
        Change in other assets                              (35,823)
                                                         -----------

        Net cash used by operating activities              (180,184)
                                                         -----------

Cash flows from investing activities, consisting of
  additions to premises and equipment                       (98,561)
                                                         -----------

Cash flows from financing activities:
  Proceeds from line of credit                              148,000
  Proceeds from advances from organizers                    140,000
  Sale of organization share of common stock                     10
                                                         -----------

        Net cash provided by financing activities           288,010
                                                         -----------

Net change in cash and cash equivalents                       9,265

Cash and cash equivalents at beginning of period                  -
                                                         -----------

Cash and cash equivalents at end of period               $    9,265
                                                         ===========

                       WEST METRO FINANCIAL SERVICES, INC.
                        (A DEVELOPMENT STAGE CORPORATION)

                          NOTES TO FINANCIAL STATEMENTS

(1)  ORGANIZATION
     ------------

     West Metro Financial Services, Inc. (the "Company") was incorporated for the purpose of becoming a bank holding company. The Company intends to acquire 100% of the outstanding common stock of First National Bank West Metro (In Organization) (the "Bank"), which will operate in Paulding and Douglas Counties in the metropolitan Atlanta, Georgia area. On June 7, 2001, the organizers of the Company filed an application with the Office of the Comptroller of Currency to charter the Bank as a national bank and with the Federal Deposit Insurance Corporation to receive Federal deposit insurance. Provided that the application is timely approved and necessary capital is raised, it is expected that operations will commence in the first quarter of 2002.

     Operations through September 30, 2001 relate primarily to expenditures by the organizers for incorporating and organizing the Company. All expenditures by the organizers are considered expenditures of the Company.

     The Company plans to raise between $7,500,000 and $10,000,000 through an initial public offering of its common stock (the "Offering") at $10 per share, of which a minimum of $7,000,000 and a maximum of $9,500,000 will be used to capitalize the Bank. The organizers expect to subscribe for a minimum of approximately $3,000,000 of the Company's stock.

     In connection with the Company's formation and Offering, warrants to purchase shares of common stock at $10.00 per share will be issued to the organizers. Each organizer will receive warrants to purchase one share of common stock for each share he purchases in the Offering. The warrants are exercisable on each of the three succeeding anniversaries of the date of the close of the Offering at the initial offering price of $10.00 per share and expire ten years after the date of grant. The Company also intends to reserve 55,000 shares for the issuance of options under an employee incentive stock option plan.

(2)  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
     ----------------------------------------------
     ORGANIZATION  COSTS
     Costs incurred for the organization of the Company and the Bank (consisting principally of legal, accounting, consulting and incorporation fees) are being expensed as incurred.

     DEFERRED  OFFERING  EXPENSES
     Costs incurred in connection with the Offering, consisting of direct, incremental costs of the offering, are being deferred and will be offset against the proceeds of the stock sale as a charge to additional paid in capital.

     PRE-OPENING  EXPENSES
     Costs incurred for overhead and other operating expenses are included in the current period's operating results.

     PROFORMA  NET  LOSS  PER  COMMON  SHARE
     Proforma net loss per common share is calculated by dividing net loss by the minimum number of shares of common stock (750,000) which would be outstanding should the Offering be successful, as prescribed in Staff Accounting Bulletin Topic 1:B. The proforma net loss per share for the three months ended September 30, 2001 was $.14 with a cumulative net loss per share from inception to September 30, 2001 of $.19.

(3)  PREFERRED  STOCK
     ----------------
     Shares of preferred stock may be issued from time to time in one or more series as established by resolution of the Board of Directors of the Company. Each resolution shall include the number of shares issued, preferences, special rights and limitations as determined by the Board.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Since its inception on May 9, 2001, the Company's principal activities have been related to its organization, the conducting of its initial public offering (the "Offering"), and the pursuit of approvals from the Office of the Comptroller of the Currency (the "OCC) and Federal Deposit Insurance Corporation (the "FDIC") of its application to charter a bank.

     At September 30, 2001, the Company had total assets of $143,649. These assets consisted principally of premises and equipment of $98,561, deferred offering expenses of $34,823 and cash of $9,265.

     The Company's liabilities at September 30, 2001 were $288,000, consisting of advances under a line of credit from a bank of $148,000 and advances from organizers of $140,000. The Company had a stockholder's deficit of $144,351 at September 30, 2001.

     The Company had a net loss of $101,978 for the three months ended September 30, 2001, and $144,361 cumulatively from inception through September 30, 2001, or a pro forma net loss of $.14 per share for the three months ended September 30, 2001 and $.19 per share cumulatively since inception (assuming the sale of the minimum number of shares in the offering were outstanding during the entire period). This loss resulted from expenses incurred in connection with activities related to the organization of the Company and the Bank. These activities included (without limitation) the preparation and filing of an application with the OCC and the FDIC to charter the Bank and receive Federal deposit insurance, responding to questions and providing additional information to the OCC and the FDIC in connection with the application process, preparing a Prospectus and filing a Registration Statement with the SEC, selling the common stock, meeting and discussing various market and capitalization issues, hiring qualified personnel, conducting public relations activities, developing prospective business contacts, and taking other actions necessary for a successful Bank opening. Because the Company was in the organization stage, it had no operations from which to generate revenues.

     A minimum of $7,500,000 will be raised in the Offering, of which a minimum of $7,000,000 will be used to capitalize the Bank. The Company believes this amount will be sufficient to fund the activities of the Bank in its initial stages of operations, and that the Bank will generate sufficient income from operations to fund its activities on an ongoing basis. The remaining proceeds will be invested in government securities and used to provide working capital to the Company. In its application to the OCC, the organizers estimated that the Company's deficit when the Bank opens to be approximately $273,000, although the actual deficit may be significantly higher or lower. The Company believes that income from the operations of the Bank will be sufficient to fund its activities on an ongoing basis; however, there can be no assurance that the Company will achieve any particular level of profitability. The Company has obtained a $500,000 line of credit guaranteed by the organizers to provide the necessary funding to cover costs and expenses the Bank is expected to incur prior to the completion of the Offering. In the event the proceeds of the Offering are insufficient to provide the minimum initial funding needed for regulatory approval, the proceeds from the Offering will be returned to the investors, the Offering withdrawn, and the organizers will assume the obligations of the Company. As of November 14, 2001, the Company had received approximately
$772,000  in  proceeds  from  the  Offering,  which  are  being  held in escrow.

                           PART II.  OTHER INFORMATION


ITEM 1.          LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Company is a party.

ITEM 2.          CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a)  Not  applicable.

     (b)  Not  applicable.

     (c)  Not  applicable.

     (d) Pursuant to section 701(f) of Regulation SB, the following disclosures are made as required by 701(f)(1)-(4):

        Item 701(f)(1)       The effective date of the registration statement
                             was  October  5,  2001.  The  SEC  file  number is
                             333-67494.
        Item 701(f)(2)       The offering commenced October 5, 2001.
        Item 701(f)(3)       The offering is ongoing.
        Item 701(f)(4)(i)    The offering is ongoing.
        Item 701(f)(4)(ii)   There are no underwriters involved in the offering.
        Item 701(f)(4)(iii)  The offering is a common stock offering.
        Item 701(f)(4)(iv)   The offering registered a minimum of 750,000
                             shares  and  a  maximum  of 1,000,000 shares to be
                             sold at $10 per share ($7,500,000 to $10,000,000).
                             While  funds are in escrow, no sales have occurred
                             as  of  September  30,  2001.
        Item 701(f)(4)(v)    Offering expenses which are being capitalized and
                             will be deducted from the proceeds of the offering
                             totaled  $34,823 as of September 30, 2001. None of
                             these  expenses  were  for  underwriters  as  no
                             underwriters  are  being  used  in  the  offering.
        Item 701(f)(4)(vi)   This item is not applicable as there are no net
                             proceeds and the offering is ongoing.
        Item 701(f)(4)(vii)  This item is not applicable as there are no net proceeds and the offering is ongoing.
        Item 701(f)(4)(vii)  This item is not applicable as there are no net proceeds and the offering is ongoing.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.          OTHER INFORMATION

     None.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.
          None.

     (b)  Reports  on  form  8-K
          None.

                                   SIGNATURES


     Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             WEST  METRO  FINANCIAL  SERVICES,  INC.




                             By:  /s/  J.  Michael  Womble
                                 -----------------------------------------------
                                 J.  Michael  Womble
                                 President, Chief Executive Officer and Director (Principal Executive Officer)




                             By:  /s/  Kathy  Hulsey
                                 -----------------------------------------------
                                 Kathy  Hulsey
                                 Chief  Financial  Officer
                                 (Principal  Financial  and  Accounting Officer)