Form 10KSB
period 2001-12-31
WEST METRO FINANCIAL SERVICES INC
filed 2002-03-29
CIK 1157294

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For fiscal year ended DECEMBER 31, 2001
                      -----------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from ______________to _______________

          Commission file number_________


                       WEST METRO FINANCIAL SERVICES, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                GEORGIA                                      58-2643181
     -------------------------------                     -------------------
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)

     2242 MARIETTA HIGHWAY, DALLAS, GEORGIA                    30157
    ----------------------------------------                 ----------
    (Address of Principal Executive Offices)                 (Zip Code)

Securities registered pursuant to Section 12(b) of the Act:     NONE.

Securities registered pursuant to Section 12(g) of the Act:     NONE.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been
subject  to  such  filing  requirements  for past 90 days.  Yes  X       No
                                                                ---         ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or a information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State  issuer's  revenues  for  its  most  recent  fiscal  year:   $4,751

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a
specified  date  within  the  past  60  days:   $7,666,350

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 1,200,000 AS OF MARCH 22, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE
NONE.

     Transitional Small Business Disclosure format (check one): Yes     No  X
                                                                    ---    ---

                                TABLE OF CONTENTS


                                                                           PAGE
                                                                          NUMBER

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

  ITEM 1.     DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . . . . . .   3

  ITEM 2.     DESCRIPTION OF PROPERTIES. . . . . . . . . . . . . . . . . .  18

  ITEM 3.     LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . .  18

  ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . .  18

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

  ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . . .  18

  ITEM 7.     FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . .  20

  ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . . .  20

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

  ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT  20

  ITEM 10.    EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . .  22

  ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . .  24

  ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . .  25

  ITEM 13.    EXHIBITS, LISTS AND REPORTS ON FORM 10-KSB . . . . . . . . .  26

                                     PART I


ITEM 1.     DESCRIPTION OF BUSINESS

             CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

     Various matters discussed in this Annual Report on Form 10-KSB may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of West Metro Financial Services, Inc. (the "Company") or First National Bank West Metro ("FNB West Metro" or the "Bank") to be materially different from the results described in such forward-looking statements.

     Actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

     - The inability of the Bank to achieve and maintain regulatory capital standards;

     -    Changes in the legislative and regulatory environment;

     - The effects of changes in interest rates on the level and composition of deposits, loan demand, the value of loan collateral, and interest rate risks; and

     - The effects of competition from commercial banks, thrifts, consumer finance companies, and other financial institutions operating in our market area and elsewhere.

     All forward-looking statements attributable to the Company or the Bank are expressly qualified in their entirety by these cautionary statements. Both the Company and the Bank disclaim any intent or obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

                       WEST METRO FINANCIAL SERVICES, INC.

     The Company is a Georgia corporation that was incorporated on May 9, 2001 to organize and serve as the holding company for FNB West Metro, a proposed national bank. The Bank will operate as a community bank emphasizing prompt, personalized customer service to the individuals and businesses located in Paulding County, Georgia, including the cities of Dallas and Hiram.

     We have filed an application for a charter to be granted by the Office of the Comptroller of the Currency (the "OCC") and an application for insurance of its deposits to be issued by the Federal Deposit Insurance Corporation (the "FDIC"). Both the OCC and the FDIC have granted preliminary approval. We have also applied to the Board of Governors of the Federal Reserve System (the "Federal Reserve") for authority to become a bank holding company and the Federal Reserve has also granted preliminary approval.

     The Company was organized because we believe it provides flexibility that would otherwise not be available to the Bank. For example, the holding company structure makes it easier to raise capital for the Bank because the Company is able to issue securities without the need for prior banking regulatory approval, and the proceeds of debt securities issued by the Company can be invested in the Bank as primary capital.

                                 FNB WEST METRO

GENERAL

     Once it opens for business, the Bank will operate as a full-service commercial bank. The Bank will offer personal and business checking accounts, money market accounts, savings accounts and various certificates of deposit and individual retirement accounts. The Bank will also offer commercial, real estate, installment and other consumer loans. The Bank's real estate loans will include commercial real estate, construction and development and residential real estate loans. In addition, the Bank will provide such services as cashier's checks, traveler's checks, banking by mail, direct deposit and U.S. Savings Bonds. The Bank will also offer Mastercard(R) and Visa(R) credit card services through a correspondent bank as an agent.

PHILOSOPHY

     We will emphasize prompt, personalized customer service. Through our localized management and ownership we believe we will be uniquely situated to provide responsive service and quality financial products that are tailored to meet the needs of the individuals and small- to medium-sized businesses located throughout Paulding County, as well as Douglas County and the western part of Cobb County. We believe that local ownership and control will allow the Bank to serve its customers more efficiently, helping us to grow both our deposit base and loan portfolio. All of the Bank's strategies will be based on the philosophy of "The Customer Comes First." We have adopted this philosophy in order to attract customers and acquire market share now controlled by other financial institutions operating in our market area.

     We believe that it is important for Paulding County to have a locally owned and locally managed community bank that is sensitive and responsive to the needs of the community. Further, we believe that there is an opportunity for the Bank to acquire significant market share by capitalizing on its position as the only independent community bank in the area and offering an alternative to the impersonal service that we believe is offered by many larger banks.

MARKET OPPORTUNITIES

     PRIMARY SERVICE AREA. The Bank's primary service area will be Paulding County, Georgia including the cities of Dallas and Hiram. The organizers estimate that the Bank will draw most of its customer deposits and conduct most of its lending transactions from and within its primary service area. In addition, we expect to attract significant business from Douglas County and the western part of Cobb County.

The primary service area represents a diverse market with a growing population and economy. The attractive suburban neighborhoods of Dallas and Hiram have evolved into classic "bedroom communities" for people who work in Cobb County and the Atlanta metropolitan area. In addition, Paulding County's tremendous population growth in recent years has lead to growth in the local service economy and the organizers expect this trend to continue. We believe that the community will enthusiastically welcome and support a new locally owned and operated commercial bank.

     The Bank will compete with other commercial banks, savings and loan associations, credit unions, money market mutual funds and other financial institutions conducting business in the Paulding County market and elsewhere. Many of the Bank's competitors have equal or greater financial or banking related resources than the Company and the Bank. According to information provided by the FDIC, as of December 31, 2001, the Paulding County area was served by seven banking and savings institutions with 17 offices. These competitors offer the same or similar products and services as the Bank. Currently, the Bank's three largest competitors in terms of market share are Regions Bank, Community Trust Bank and Georgia State Bank.

LENDING  SERVICES

     LENDING POLICY. We will place a primary emphasis on real estate related loans in order to take advantage of the population growth in our primary service area. We will also offer a full range of lending products, including commercial loans to small- to medium-sized businesses and professional concerns, and consumer loans to individuals. We will compete for these loans with competitors who are well established in the Paulding County area and have greater resources and lending limits. As a result, we may initially have to offer more flexible pricing and terms to attract borrowers.

     We estimate that the Bank's loan portfolio will be comprised of the following:

              LOAN CATEGORY                          RATIO
              --------------                         -----
              Real estate related loans . . . . . .   75%
              Commercial loans. . . . . . . . . . .   15%
              Consumer loans. . . . . . . . . . . .   10%

Based on our executive officers' past lending experience, we believe that, when properly managed and monitored, none of these categories represents a significantly higher risk than the other.

     LOAN APPROVAL AND REVIEW. The Bank's loan approval policies will provide for various levels of officer lending authority. When the amount of total loans to a single borrower exceeds that individual officer's lending authority, an officer with a higher lending limit or the Bank's Loan Committee will determine whether to approve the loan request. The Bank will not make any loans to any of its directors or executive officers unless its board of directors, excluding the interested party, first approves the loan, and the terms of the loan are no more favorable than would be available to any comparable borrower.

     LENDING LIMITS. The Bank's lending activities will be subject to a variety of lending limits imposed by federal law. Differing limits apply based on the type of loan or the nature of the borrower, including the borrower's relationship to the bank. In general, however, the Bank will be able to loan any one borrower a maximum amount equal to either:

     -    15%  of  the  Bank's  capital  and  surplus;  or

     - 25% of its capital and surplus if the amount that exceeds 15% is fully secured by readily marketable collateral.

     These legal limits will increase or decrease as the Bank's capital increases or decreases as a result of its earnings or losses, among other reasons. However, our management team has adopted an internal lending limit which will at all times remain $50,000 lower than the applicable legal limit. However, based on either our internal lending limit or our legal lending limit, the Bank will need to sell participations in its loans to other financial institutions in order to meet all of the lending needs of our clients requiring extensions of credit above these limits. In a participation transaction, the Bank sells the portion of the loan that exceeds its internal or legal lending limit to an unrelated lender on a non-recourse basis. As a result, the participating lender bears all of the risk of default for the portion of the loan it purchases. The Bank retains all of the servicing rights to the loan; therefore, the customer makes all payments to the Bank, who in turn remits a pro-rata share of the payments to the participating lender.

     CREDIT RISKS. The principal economic risk associated with each category of loans that the Bank expects to make is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the strength of the relevant business market segment. General economic factors affecting a borrower's ability to repay include interest, inflation and employment rates, as well as other factors affecting a borrower's customers, suppliers and employees.

     The well established financial institutions in the Paulding County market are likely to make proportionately more loans to medium- to large-sized businesses than the Bank will make. Many of the Bank's anticipated commercial loans will likely be made to small- to medium-sized businesses that may be less able to withstand competitive, economic and financial pressures than larger borrowers.

     REAL ESTATE LOANS. The Bank will make commercial real estate loans, construction and development loans, and residential real estate loans. These loans include commercial loans where the Bank takes a security interest in real estate out of an abundance of caution and not as the principal collateral for the loan, but will exclude home equity loans, which are classified as consumer loans.

     - COMMERCIAL REAL ESTATE. Commercial real estate loan terms generally will be limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, although rates typically will not be fixed for a period exceeding 60 months. The Bank will generally charge an origination fee of one percent. We will attempt to reduce credit risk on our commercial real estate loans by emphasizing loans on owner-occupied office and retail buildings where the ratio of the loan principal to the value of the collateral as established by independent appraisal does not exceed 80% and net projected cash flow available for debt service equals 120% of the debt service requirement. In addition, the Bank generally will require personal guarantees from the principal owners of the property supported by a review by the Bank's management of the principal owners' personal financial statements. Risks associated with commercial real estate loans include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and the quality of the borrower's management. The Bank will limit its risk by analyzing borrowers' cash flow and collateral value on an ongoing basis.

     - CONSTRUCTION AND DEVELOPMENT LOANS. We will make construction and development loans both on a pre-sold and speculative basis. If the borrower has entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a pre-sold basis. If the borrower has not entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a speculative basis. Construction and development loans are generally made with a term of six to twelve months and interest is paid quarterly. The ratio of the loan principal to the value of the collateral as established by independent appraisal typically will not exceed 80%. Speculative loans will be based on the borrower's financial strength and cash flow position. Loan proceeds will be disbursed based on the percentage of completion and only after the project has been inspected by an experienced construction lender or independent appraiser. Risks associated with construction loans include fluctuations in the value of real estate and new job creation trends.

     - RESIDENTIAL REAL ESTATE. The Bank's residential real estate loans will consist of residential second mortgage loans, residential construction loans and traditional mortgage lending for one to four family residences. We will originate and maintain fixed rate mortgages with long-term maturity not exceeding 20 years and a balloon payment or call feature of three or five years. The amortization of second mortgages will generally not exceed 15 years and the rates will generally not be fixed for over 60 months. All loans will be made in accordance with the Bank's appraisal policy and with the ratio of the loan principal to the value of collateral as established by independent appraisal not exceeding 95%. We expect that these loan-to-value ratios will be sufficient to compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market.

     COMMERCIAL LOANS. We expect that loans for commercial purposes in various lines of businesses will be one of the primary components of the Bank's loan portfolio. The terms of these loans will vary by purpose and by type of underlying collateral, if any. The Bank will typically make equipment loans for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term. Equipment loans generally will be secured by the financed equipment, and the ratio of the loan principal to the value of the financed equipment or other collateral will generally be 80% or less. Loans to support working capital will typically have terms not exceeding one year and will usually be secured by accounts receivable, inventory or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal will typically be repaid as the assets securing the loan are converted into cash, and for loans secured with other types of collateral, principal will typically be due at maturity. The quality of the commercial borrower's management and its ability both to properly evaluate changes in the supply and demand characteristics affecting its markets for products and services and to effectively respond to such changes are significant factors in a commercial borrower's creditworthiness.

     CONSUMER LOANS. The Bank will make a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans, home equity loans and home equity lines of credit. Consumer loan repayments depend upon the borrower's financial stability and are more likely to be adversely affected by divorce, job loss, illness and personal hardships. Because many consumer loans are secured by depreciable assets such as boats, cars and trailers the loan should be amortized over the useful life of the asset. To minimize the risk that the borrower cannot afford the monthly payments, all fixed monthly obligations should not exceed 40% of the borrower's gross monthly income. The borrower should also be continuously employed for at least 12 months prior to obtaining the loan. The loan officer will review the borrower's past credit history, past income level, debt history and, when applicable, cash flow and determine the impact of all these factors on the ability of the borrower to make future payments as agreed. We expect that the principal competitors for consumer loans will be the established banks in the Bank's market.

INVESTMENTS

     In addition to loans, the Bank will make other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities. No investment in any of those instruments will exceed any applicable limitation imposed by law or regulation. The Loan & Asset/Liability Committee will review the investment portfolio on an ongoing basis in order to ensure that the investments conform to the Bank's policy as set by the board of directors.

ASSET AND LIABILITY MANAGEMENT

     The Loan & Asset/Liability Committee will manage the Bank's assets and liabilities and will strive to provide a stable, optimized net interest margin, adequate liquidity and a profitable after-tax return on assets and return on equity. The committee will conduct these management functions within the framework of written loan and investment policies that the Bank will adopt. The committee will attempt to maintain a balanced position between rate sensitive assets and rate sensitive liabilities. Specifically, it will chart assets and liabilities on a matrix by maturity, effective duration and interest adjustment period and attempt to manage any gaps in maturity ranges.

DEPOSIT SERVICES

     The Bank will seek to establish a broad base of core deposits, including savings accounts, checking accounts, money market accounts, a variety of
certificates of deposit and IRA accounts.   To attract deposits, the Bank will
employ an aggressive marketing plan in its overall service area and will feature a broad product line and competitive rates and services. The primary sources of deposits will be residents of, and businesses and their employees located in, the Bank's primary service area. The Bank plans to obtain these deposits through personal solicitation by its officers and directors, direct mail solicitations and advertisements published in the local media. In order to attract its initial deposit base, the Bank may offer higher interest rates on various deposit accounts.

OTHER BANKING SERVICES

     Other anticipated banking services include limited cash management services, on-line banking services, discount brokerage services, travelers checks, direct deposit of payroll and social security checks, courier service, night depository, ATM cards and debit cards. The Bank plans to become associated with one or more nationwide networks of automated teller machines that our clients will be able to use throughout Georgia and other regions. However, other financial institutions may charge our customers for the use of their automated teller machines. We also offer MasterCard(R) and VISA(R) credit card services through a correspondent bank as an agent for the Bank. The Bank does not plan to exercise trust powers during its initial years of operation.
In the future, we may offer a full-service trust department, but cannot do so without the prior approval of the Office of the Comptroller of the Currency.

                                    EMPLOYEES

     When we begin operations, we expect that the Bank will have 14 full-time equivalent employees. When we occupy our permanent facility, we expect that the Bank will have 26 full-time equivalent employees. We do not expect that the Company will have any employees who are not also employees of the Bank.

                           SUPERVISION AND REGULATION

     Both the Company and the Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

THE COMPANY

     Since the Company will own all of the capital stock of the Bank, it will be a bank holding company under the federal Bank Holding Company Act of 1956. As a result, the Company is primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve.

     ACQUISITIONS OF BANKS. The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve's prior approval before:

     - acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank's voting shares;

     -    acquiring all or substantially all of the assets of any bank; or

     -    merging or consolidating with any other bank holding company.

     Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or, substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve's consideration of financial resources generally focuses on capital adequacy, which is discussed below.

     Under the Bank Holding Company Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. For example, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for five years. As a result, no bank holding company may acquire control of the Company until after the fifth anniversary date of the Bank's incorporation.

     CHANGE IN BANK CONTROL. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is refutably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

     - the bank holding company has registered securities under Section 12 of the Securities Act of 1934; or

     - no other person owns a greater percentage of that class of voting securities immediately after the transaction.

Our common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenging any rebuttable presumption of control.

     PERMITTED ACTIVITIES. A bank holding company is generally permitted under the Bank Holding Company Act, to engage in or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in the following activities:

     -    Banking or managing or controlling banks; and

     - Any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

     -    Factoring accounts receivable;

     - Making, acquiring, brokering or servicing loans and usual related activities;

     -    Leasing personal or real property;

     - Operating a non-bank depository institution, such as a savings association;

     -    Trust company functions;

     -    Financial and investment advisory activities;

     -    Conducting discount securities brokerage activities;

     - Underwriting and dealing in government obligations and money market instruments;

     -    Providing specified management consulting and counseling activities;

     -    Performing selected data processing services and support services;

     - Acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

     -    Performing selected insurance underwriting activities.

     Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company's continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of it or any of its bank subsidiaries.

     In addition to the permissible bank holding company activities listed above, a bank holding company may qualify and elect to become a financial holding company, permitting the bank holding company to engage in additional activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

     -    Lending, trust and other banking activities;

     - Insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;

     -    Providing financial, investment, or advisory services;

     - Issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

     -    Underwriting, dealing in or making a market in securities;

     - Other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

     - Foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;

     -    Merchant banking through securities or insurance affiliates; and

     -    Insurance company portfolio investments.

     To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least "satisfactory." Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days' written notice prior to engaging in a permitted financial activity. While the Company expects to meet the qualification standards applicable to financial holding companies, the Company does not intend to elect to become a financial holding company at this time.

     SUPPORT OF SUBSIDIARY INSTITUTIONS. Under Federal Reserve policy, the Company is expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when, without this Federal Reserve policy, the Company might not be inclined to provide it. In addition, any capital loans made by the Company to the Bank will be repaid only after its deposits and various other obligations are repaid in full. In the unlikely event of the Company's bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

THE BANK

     Since the Bank will be chartered as a national bank, it will be subject primarily to the supervision, examination and reporting requirements of the National Bank Act and the regulations of the Office of the Comptroller of the Currency. The Office of the Comptroller of the Currency will regularly examine the Bank's operations and has the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. The Office of the Comptroller of the Currency also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, the Bank's deposits will be insured by the FDIC to the maximum extent provided by law. The Bank also will be subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

     BRANCHING. National banks are required by the National Bank Act to adhere to branching laws applicable to state banks in the states in which they are located. Under current Georgia law, the Bank may open branch offices throughout Georgia with the prior approval of the Office of the Comptroller of the Currency and the Georgia Department of Banking and Finance. In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in Georgia. The Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states' laws. Georgia law, with limited exceptions, currently permits branching across state lines through interstate mergers.

     Under the Federal Deposit Insurance Act, states may "opt-in" and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, Georgia has not opted-in to this provision. Therefore, interstate merger is the only method through which a bank located outside of Georgia may branch into Georgia. This provides a limited barrier of entry into the Georgia banking market, which protects us from an important segment of potential competition. However, because Georgia has elected not to opt-in, our ability to establish a new start-up branch in another state may be limited. Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if their home state has also elected to opt-in. Consequently, until Georgia changes its election, the only way we will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger.

     PROMPT CORRECTIVE ACTION. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

     An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

     FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to difference categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.82 cents per $100 of deposits for the first quarter of 2002.

     The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

     COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, or the Office of the Comptroller of the Currency, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Since our aggregate assets will not be more than $250 million, under the Gramm-Leach-Bliley Act, we are generally subject to a Community Reinvestment Act examination only once every 60 months if we receive an "outstanding" rating, once every 48 months if we receive a "satisfactory"
rating and as needed if our rating is less than "satisfactory."   Additionally,
we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

     OTHER REGULATIONS. Interest and other charges collected or contracted for by the Bank will be subject to state usury laws and federal laws concerning interest rates. For example, under the Soldiers' and Sailors' Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation for which the borrower is a person on active duty with the United States military.

     The Bank's loan operations also will be subject to federal laws applicable to credit transactions, such as:

     - The federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

     - The Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

     - The Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

     - The Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

     - The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

     - Soldiers' and Sailors' Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

     - The rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

     The deposit operations of the Bank will be subject to:

     - The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

     - The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

CAPITAL ADEQUACY

     The Company and the Bank will be required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, and the Office of the Comptroller of the Currency, in the case of the Bank. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. Since the Company's consolidated total assets will be less than $150 million, under the Federal Reserve's capital guidelines, our capital adequacy will be measured on a bank-only basis, as opposed to a consolidated basis. The Bank also will be subject to risk-based and leverage capital requirements adopted by the Office of the Comptroller of the Currency, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

     The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

     Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See "-The Bank-Prompt Corrective Action."

PAYMENT OF DIVIDENDS

     The Company is a legal entity separate and distinct from the Bank. The principal sources of the Company's cash flow, including cash flow to pay dividends to its shareholders, are dividends that the Bank pays to its sole shareholder, the Company. Statutory and regulatory limitations apply to the Bank's payment of dividends to the Company as well as to the Company's payment of dividends to its shareholders.

     The Bank will be required by federal law to obtain prior approval of the Office of the Comptroller of the Currency for payments of dividends if the total of all dividends declared by our board of directors in any year will exceed (1) the total of the Bank's net profits for that year, plus (2) the Bank's retained net profits of the preceding two years, less any required transfers to surplus.

     The payment of dividends by the Company and the Bank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. If, in the opinion of the Office of the Comptroller of the Currency, the Bank were engaged in or about to engage in an unsafe or unsound practice, the Office of the Comptroller of the Currency could require, after notice and a hearing, that the Bank stop or refrain engaging in the practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See "-The Bank-Prompt Corrective Action" above.

RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES

     The Company and the Bank will be subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

     -    a bank's loans or extensions of credit to affiliates;

     -    a bank's investment in affiliates;

     - assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

     - loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

     - a bank's guarantee, acceptance or letter of credit issued on behalf of an affiliate.

     The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Bank must also comply with other provisions designed to avoid the taking of low-quality assets.

     The Company and the Bank also will be subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

     The Bank also will be subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

PRIVACY

     Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.

ANTI-TERRORISM LEGISLATION

     In the wake of the tragic events of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps-

     - To conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

     - To ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

     - To ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

     - To ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

     Under the USA PATRIOT Act, financial institutions have 180 days from enactment (or until April 25, 2002) to establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

     -    The development of internal policies, procedures, and controls;

     -    The designation of a compliance officer;

     -    An ongoing employee training program; and

     -    An independent audit function to test the programs.

Before the 180-day grace period expires, the Secretary of the Treasury will prescribe regulations that consider the extent to which these new requirements are commensurate with the size, location, and activities of financial institutions subject to the Act.

     In addition, the USA PATRIOT Act authorizes the Secretary of the Treasury to adopt rules increasing the cooperation and information sharing between financial institutions, regulators, and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Any financial institution complying with these rules will not be deemed to have violated the privacy provisions of the Gramm-Leach-Bliley Act, as discussed above.

PROPOSED LEGISLATION AND REGULATORY ACTION

     New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating and doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

EFFECT OF GOVERNMENTAL MONETARY POLICES

     Our earnings will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

                        SELECTED STATISTICAL INFORMATION

     The Bank has not yet opened for business and, as a result, the Bank has no historical financial information. Consequently, selected statistical information has been omitted. For information concerning the Company's historical financial performance, see "Part II-Item 6. Management's Plan of Operation" and "Part II-Item 7. Financial Statements."


ITEM 2.     DESCRIPTION OF PROPERTIES

     Our main office is presently a temporary modular facility located on a 3-acre site on the south side of Georgia Highway 120, just east of the intersection of Macland Road. This site is centrally located between Dallas and

Hiram, and we believe it is well suited to serve the Bank's target customers.
We will be able to offer a full array of banking services from the temporary facility which is approximately 2,500 square feet and includes one drive-up teller window and an ATM. A permanent facility will be located on the same site next to the temporary facility. Construction of our permanent facility is expected to begin in late 2002 and completion is anticipated approximately six months thereafter. The permanent facility will be approximately 11,000 square feet and will include 3 drive-up windows and an automated teller machine.

ITEM 3.     LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Company is a party or of which any of its properties are subject, nor are there material proceedings known to the Company to be contemplated by any governmental
authority.   Additionally, the Company is unaware of any material proceedings, pending or contemplated, in which any existing or proposed director, officer or affiliate, or any principal security holder of the Company or any associate of any of the foregoing, is a party or has an interest adverse to the Company.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.


                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

     (a) The Company closed its initial public offering of securities on February 28, 2002. All sales of securities by the Company in 2001 were registered under the Securities Act. There is currently no established market for the Company's common stock, and an active trading market is not likely to develop. The Company does not have any plans to list its common stock on any stock exchange or on the over-the-counter market. As a result, investors who need or wish to dispose of all or any part of their common stock may be unable to do so except in private, directly negotiated sales.

     (b) The proceeds of the Company's stock sale will be held in an escrow account until shortly before the Bank opens for business. Accordingly, on March 22, 2002, the Company had 440 shareholders of record who owned an aggregate of 1,200,000 shares.

     (c) The Company has paid no dividends on its common stock since its organization. The principal source of the Company's cash flow, including cash flow to pay dividends to its shareholders, will be dividends that the Bank pays to the Company as its sole shareholder. Statutory and regulatory limitations will apply to the Bank's payment of dividends to the Company, as well as to the Company's payment of dividends to its shareholders. For a complete discussion of restrictions on dividends, see "Part I-Item 1. Description of Business-Supervision and Regulation-Payment of Dividends."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL AND PLAN OF OPERATION

     The Company was organized on May 9, 2001, and from that date until the present, its principal activities have been related to its organization, the conducting of its initial public offering, the pursuit of approvals from the Office of the Comptroller of the Currency ("OCC") and Federal Deposit Insurance Corporation ("FDIC") of its application to charter the Bank, and the pursuit of approvals from the Federal Reserve Board for the Company to acquire control of the Bank.

     On October 4, 2001 we received approval from the OCC and on February 19, 2002 we received approval from the FDIC to organize the Bank as a national bank in Dallas, Georgia. We are in the process of raising between $7.5 and $12.0 million in capital and investing approximately $7.0 to $11.0 million in the Bank.

     After receiving final regulatory approvals, we anticipate beginning operations at a temporary facility in late first quarter of 2002, and we expect to move to our permanent facility in the fourth quarter of 2002.

FINANCIAL CONDITION AT DECEMBER 31, 2001

     Total assets at December 31, 2001 were $3,705,000, principally composed of $3,308,000 in restricted assets, $4,000 in cash and cash equivalents, $261,000 in building and equipment, and $97,000 in deferred offering expenses. These assets are funded by $140,000 of advances from the organizers, $483,000 in borrowed funds and $3,308,000 in subscribers' deposits.

RESULTS OF OPERATIONS

     The Company's net loss was $252,000 for the period from May 9, 2001 to December 31, 2001.

     Expenses for the period ended December 31, 2001 totaled $257,000 and primarily consisted of officer compensation of $134,000, legal and consulting fees of $67,000 and other operating expenses of $56,000.

     No income tax benefit was provided for the tax effect of the net loss, as the recognition of this benefit depends heavily on future taxable income. For more information about the tax attributes of the Company at December 31, 2000, see note 9 to the Company's audited financial statements provided in exhibit
13.1 to this Annual Report on Form 10-KSB.

LIQUIDITY

     The Company must maintain a certain portion of its assets in funds that are readily available to pay current liabilities. Cash and cash equivalents totaled $4,000 at December 31, 2001. For the period from May 9, 2001 to December 31, 2001, cash outflows from operations totaled $261,000, while outflows from investing activities totaled $358,000. For more detailed information about the cash sources and uses for the period ended December 31, 2001, see the Statement of Cash Flows included in the Company's audited financial statements provided in exhibit 13.1 to this Annual Report on Form 10-KSB.

CAPITAL RESOURCES

     Since the Company has been in the organizational stage, funding has been provided by a $500,000 line of credit, subscribers' deposits and advances from organizers. Advances from the line of credit outstanding at December 31, 2001 totaled $483,000, subscribers' deposits totaled $3,308,000 and funds due to organizers totaled $140,000.

ITEM 7.     FINANCIAL STATEMENTS

     The Financial Statements of the Company are incorporated herein by reference to Exhibit 13.1 of this Annual Report on Form 10-KSB for the year ended December 31, 2001.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Set forth below is information regarding the directors and executive officers of the Company. Each of the directors of the Company are expected to serve as directors of the Bank. The Company, as the sole shareholder of the Bank, will nominate each of the following individuals to serve as a director of the Bank at the Bank's first shareholders meeting. Directors of the Bank will serve for a term of one year and will be elected by the Company each year at the Bank's annual meeting of shareholders. The Bank's officers will be appointed by and hold office at the will of its board of directors.

     The following table sets forth for each director and executive officer of the Company (1) the person's name, (2) his or her age at December 31, 2001, (3) the year he or she was first elected as a director of the Company, and (4) his or her positions with the Company other than as a director and his or her other business experience for the past five years.

                              DIRECTOR                POSITION WITH THE COMPANY
NAME (AGE)                     SINCE                   AND BUSINESS EXPERIENCE
----------------------------  --------  ------------------------------------------------------
J. Michael Womble (49)            2001  President, Chief Executive Officer and Chairman of
                                        the Company and Bank; previously Chief Executive
                                        Officer of First National Bank of Paulding County and
                                        Chairman of the Board of Directors; Organizer/Owner
                                        of Southlife Homes, Inc. (residential building and
                                        development)

Johnny L. Blankenship (43)        2001  President and Owner of Blankenship Homes
                                        (residential building and development)

William A. Carruth, Jr. (43)      2001  Vice Chairman of the Board of Directors of the
                                        Company and the Bank; President and Owner of
                                        Carruth Wood Products (engineer and survey
                                        supplies) and Aiken Grading Company (construction
                                        contractors)

Harold T. Echols (51)             2001  Project Manager for AT&T Communications

Kathy Hulsey (48)                       Chief Financial Officer and Senior Vice President of
                                        the Company and the Bank; previously Chief
                                        Financial Officer and Senior Vice President of
                                        Premier National Bank of Dalton and Vice President
                                        and Controller of First National Bank of Paulding
                                        County

G. Wayne Kirby (63)               2001  President, Chief Executive Officer and Part Owner of
                                        PKW Supply Company, Inc. (building supplies)

Claude K. Rainwater (63)          2001  Owner of Rainwater Motor Company (used car
                                        company) and Style Financial Acceptance
                                        (automobile financing)

James C. Scott, Jr. (56)          2001  Executive Vice President of MATSCO, Inc., parent
                                        company of C.W. Matthews Contracting Company
                                        (construction company)

     The Company is filing this Annual Report on Form 10-KSB pursuant to Section 15(d) of the Securities and Exchange Act and is not subject to filings required by Section 16 of the Securities and Exchange Act.

ITEM  10.  EXECUTIVE  COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

     SUMMARY COMPENSATION TABLE. The following table presents the total compensation of the Company paid during fiscal year 2001 (since the Company's inception in May of 2001) to its chief executive officer. No other executive officer of the Company earned over $100,000 in salary and bonus during fiscal year 2001.

                                    Annual Compensation             Long Term Compensation
                            -----------------------------------  ----------------------------
                                                     Other       Number of
                                                     Annual      Securities     All Other
                              Salary     Bonus    Compensation   Underlying  Compensation(1)
Name and Position     Year     ($)        ($)         ($)         Options         ($)
---------------------------------------------------------------------------------------------
James M. ("Mickey")
Womble,               2001  $77,575(2)  $     0  $            0      21,000  $              0
President and Chief
Executive Officer

(1) We have omitted information on "perks" and other personal benefits because the aggregate value of these items does not meet the minimum amount required for disclosure under the Securities and Exchange Commission's regulations.

(2) Consists of salary paid to Mr. Womble for services as president and chief executive officer from May 1, 2001 to December 31, 2001 at an annualized rate of $150,000.

     EMPLOYMENT AGREEMENTS.

      J. MICKEY WOMBLE. The Company entered into an employment agreement with J. Mickey Womble pursuant to which Mr. Womble serves as President and Chief Executive Officer of the Company and, upon its organization, the Bank, for a term of three years. At the end of the initial three-year term of Mr. Womble's agreement, and at the end of each succeeding day, the agreement will be extended for an additional day, so that the unexpired term is always three years, unless either of the parties gives notice of intent not to extend the agreement.

     Mr. Womble's initial annual base salary under the agreement is $150,000. Beginning with the year ending December 31, 2002, he may be entitled to receive a bonus equal to 25% of his base salary if the Bank meets or exceeds the board of directors' performance targets for the Bank. Furthermore, based on the same eligibility criteria, Mr. Womble may receive a separate bonus in an amount equal to 15% of the Bank's pre-tax profits, up to 25% of his base salary. In addition, Mr. Womble will be entitled to a one-time, cash bonus in an amount equal to 10% of his annual base salary, if and when the Bank first becomes and remains cumulatively profitable for a period of three consecutive months. Mr. Womble will also receive health insurance, membership fees to a country club and a monthly automobile allowance in the amount of $750.

     Mr. Womble's agreement also provides that the Company will grant him a non-qualified stock option to purchase 21,000 shares of our common stock at a purchase price per share no greater than fair market value as determined on the date the Bank opens for business. Mr. Womble's option will be issued under our stock incentive plan and will constitute approximately 38% of the shares reserved for issuance under the plan. Mr. Womble's option will generally become exercisable in equal one-third annual increments over a three-year period beginning on the one-year anniversary of the Bank opening for business. In addition, beginning in 2002, the Company will grant Mr. Womble an annual option to purchase 3,000 shares of our common stock if the Bank successfully reaches its designated performance targets for the fiscal year. The annual option will be granted at an exercise price per share no greater than fair market value as determined on the grant date.

     We will be obligated to pay Mr. Womble his base salary for 12 months if one of the following terminating events occurs:

      -     Mr. Womble becomes permanently disabled;

      -     the Bank abandons its organizational efforts;

      -     the Bank terminates Mr. Womble's employment without cause; or

      -     Mr. Womble terminates his employment for cause.

     Additionally, upon a change of control of the Company, Mr. Womble will be entitled to severance compensation in an amount equal to three times his then effective base salary if the Company or its successor terminates his employment other than for cause. Cause for terminating employment is defined in the agreement.

     The agreement also generally provides that, for a period of 12 months following the termination of Mr. Womble's employment, he will not compete with the Bank in the banking business nor solicit our customers nor our employees. The non-competition and non-solicitation provisions of the agreement only apply if Mr. Womble terminates his employment without cause or in connection with a change of control, or if we terminate his employment with cause.

DIRECTOR COMPENSATION

     Neither the Company nor the Bank will separately compensate its directors for their service as directors until the Bank earns a cumulative profit. Thereafter, the Bank will adopt compensatory policies for its directors that conform to applicable law.

OPTION GRANTS IN FISCAL YEAR 2001

     The Company did not grant any stock options or stock appreciation rights during 2001.

OPTIONS EXERCISED IN FISCAL YEAR 2001

     No options were exercised by our named executive officers in fiscal year 2001.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number of shares of the Company's common stock that have been subscribed for as of March 22, 2002 and will be beneficially owned by (a) each existing and proposed director of the Company and
(b) all executive officers and existing and proposed directors, as a group. The information shown below is based upon information furnished to the Company by the named persons. Unless otherwise indicated, each person is the record owner and has sole voting and investment power with respect to his or her shares.

      Information relating to beneficial ownership of the Company is based upon "beneficial ownership" concepts set forth in the rules promulgated under the Securities Exchange Act. Under these rules a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of a security, or "investment power," which includes the power to dispose or to direct the disposition of a security. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities. A person is also deemed to be a beneficial owner of any security as to which that person has the right to acquire beneficial ownership within sixty (60) days of the date of this Annual Report on Form 10-KSB.


NAME OF BENEFICIAL OWNER                  NUMBER OF SHARES   PERCENT OF CLASS
----------------------------------------  -----------------  ----------------

J. Michael Womble (48)                             210,265
2900 Rome Road
Cedartown, Georgia 30125

Johnny L. Blankenship (42)                          40,000
5303 Slater Mill Circle
Douglasville, Georgia 30135

William A. Carruth, Jr. (42)                        75,900
980 Hiram-Acworth Highway
Hiram, Georgia 30141

Harold T. Echols (50)                               20,000
4645 Macland Road
Hiram, Georgia 30141

Kathy Hulsey (47)                                  3,200(3)
502 Zion Church Road
Dallas, Georgia 30157

G. Wayne Kirby (62)                               21,500(4)
8274 Cartersville Highway
Dallas, Georgia 30132

Claude K. Rainwater, Jr. (62)                       20,000
4019 Cole Road
Villa Rica, Georgia 30180

James C. Scott, Jr. (55)                          42,500(5)
5080 Due West Road
Powder Springs, Georgia 30127

All organizers, directors and executive            433,365
                                          =================
officers as a group (8 persons)

_______________________
(1) Includes 200 shares owned by Mr. Womble's spouse as a joint tenant with his spouse's parent.

(2)     Includes 900 shares owned by Mr. Carruth's spouse.

(3)     Includes 200 shares owned by Ms. Hulsey's spouse.

(4)     Includes 1,500 shares owned by Mr. Mr. Kirby's spouse.

(5) Includes 10,000 shares owned by MATSO, Inc., of which Mr. Scott is Executive Vice President.

     Each of our existing directors has devoted substantial time and effort to the activities necessary to organize the Company and the Bank. Additionally, each of them has agreed to guarantee indebtedness of the Company. In consideration of these efforts and in recognition of their financial risks, each of our existing and proposed directors will receive a warrant to purchase a number of shares of common stock equal to the number of shares he or she purchased in the offering, up to an aggregate maximum for all directors of 300,000. Since our existing and proposed directors purchased an aggregate of more than 300,000 shares in this offering, the aggregate maximum number of shares subject to the warrants will be allocated among our existing and proposed directors on a pro rata basis based on the number of shares the existing and proposed director purchased in the offering or in any other manner approved by our regulators.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Once the Bank opens for business, we anticipate that our directors, officers and their affiliates, including members of their families or businesses and other organizations with which they are associated, will have banking and other transactions in the ordinary course of business with the Bank. It will be the policy of the Bank that any loans or other transactions with those persons or entities (a) will be made in accordance with applicable law and the Bank's lending policies, (b) will be made on substantially the same terms, including price, interest rates and collateral, as those prevailing at the time for comparable transactions with other unrelated parties of similar standing, and
(c) will not be expected to involve more than the normal risk of collectibility or present other unfavorable features to the Company and the Bank. In addition, all future transactions with our directors, officers and their affiliates are intended to be on terms no less favorable than could be obtained from an unaffiliated third party, and must be approved by a majority of our directors, including a majority of the directors who do not have an interest in the transaction.

ITEM 13.     EXHIBITS, LISTS AND REPORTS ON FORM 10-KSB

(a)     Exhibits

Exhibit
Number   Exhibit
------   -------

3.1      Articles of Incorporation(1)

3.2      Bylaws(1)

4.1      Specimen Common Stock Certificate(1)

4.2 See Exhibits 3.1, 3.2 and 3.3 for provisions of the Articles of Incorporation and Bylaws defining rights of holders of the Common Stock

10.1* Purchase Agreement by and between West Metro Financial Services, Inc. and J. Michael Womble and Thomas Aiken dated May 30, 2001 (permanent facility)(1)

10.2* Purchase Agreement by and between West Metro Financial Services, Inc. and Southern Bank Supplies, Inc. dated August 21, 2001 (temporary facility)(3)

10.3 Form of Escrow Agreement by and between West Metro Financial Services, Inc. and First National Bank of Polk County.(1)

10.4 Promissory Note dated July 20, 2001 executed by West Metro Financial Services, Inc. and accepted by First National Bank of Polk County and form of Commercial Guaranty (1)

10.5     Form of West Metro Financial Services, Inc. Organizers' Warrant
         Agreement (1)

10.6     West Metro Financial Services, Inc. 2001 Stock Incentive Plan(1) (2)

10.7     Form of Non-Qualified Option and form of an Incentive Stock
         Option(1) (2)

10.8 Employment Agreement dated as of June 1, 2001 by and between First National Bank West Metro (In Organization), West Metro Financial Services, Inc. and J. Michael Womble(1) (2)

10.9 Employment Agreement dated as of June 29, 2001 by and between First National Bank West Metro (In Organization), West Metro Financial Services, Inc. and Kathy Hulsey(1) (2)

Exhibit
Number   Exhibit
------   -------

13.1 West Metro Financial Services Inc. Financial Statements as of December 31, 2001

22.1     Subsidiaries of West Metro Financial Services, Inc.

24.1 Power of Attorney (appears on the signature pages to the Registration Statement on Form SB-2)
_________________________
(1) Previously filed as an exhibit of the same number to the Registration Statement on Form SB-2 (Registration No. 333-67494), as filed with the SEC on August 14, 2001.

(2)  Indicates a compensatory plan or contract.

(3) Previously filed as an exhibit of the same number to Amendment No. 1 to the Registration Statement on Form SB-2 (Registration No. 333-67494), as filed with the SEC on September 26, 2001.


(b)     Reports on Form 8-K filed in the fourth quarter of 2001:  None.


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS.

     As the Company has just recently completed its initial offering of securities and has had no business operations, it does not plan on furnishing a 2001 Annual Report or proxy material to shareholders. The Company's financial statements are included in this Annual Report on Form 10-KSB. See "Part II--Item7. Financial Statements."

                                   SIGNATURES

     Pursuant  to  the  requirements  of  Section  13 or 15(d) of the Securities
Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   THE COMPANY



                                   By:     /s/ J. Mickey Womble
                                           --------------------
                                           J. Mickey Womble
                                           President and Chief Executive Officer

                                   Date:   March 22, 2002



                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the signature page to this Report constitutes and appoints J. Mickey Womble and William A. Carruth, Jr., his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits hereto, and other documents in connection herewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                  DATE
-----------------------------  ---------------------------  --------------
                               President, Chief Executive
                               Officer and Chairman of the
 /s/ J. Michael Womble         Board of Directors           March 22, 2002
-----------------------------
J. Michael Womble*


 /s/ Johnny L. Blankenship     Director                     March 22, 2002
-----------------------------
Johnny L. Blankenship


          SIGNATURE                       TITLE                  DATE
-----------------------------  ---------------------------  --------------

 /s/ William A. Carruth, Jr.   Director                     March 22, 2002
-----------------------------
William A. Carruth, Jr.


 /s/ Harold T. Echols          Director                     March 22, 2002
-----------------------------
Harold T. Echols


 /s/ Kathy Hulsey              Chief Financial Officer      March 22, 2002
-----------------------------
Kathy Hulsey**


 /s/ G. Wayne Kirby            Director                     March 22, 2002
-----------------------------
G. Wayne Kirby


 /s/ Claude K. Rainwater, Jr.  Director                     March 22, 2002
-----------------------------
Claude K. Rainwater, Jr.


 /s/ James C. Scott, Jr.       Director                     March 22, 2002
-----------------------------
James C. Scott, Jr.

_____________________________
*  Principal executive officer.
*  Principal financial and accounting officer.

                                  EXHIBIT INDEX
                                  -------------


(a)     Exhibits

Exhibit
Number   Exhibit
------   -------

3.1      Articles of Incorporation(1)

3.2      Bylaws(1)

4.1      Specimen Common Stock Certificate(1)

4.2 See Exhibits 3.1, 3.2 and 3.3 for provisions of the Articles of Incorporation and Bylaws defining rights of holders of the Common Stock

10.1* Purchase Agreement by and between West Metro Financial Services, Inc. and J. Michael Womble and Thomas Aiken dated May 30, 2001 (permanent facility)(1)

10.2* Purchase Agreement by and between West Metro Financial Services, Inc. and Southern Bank Supplies, Inc. dated August 21, 2001 (temporary facility)(3)

10.3 Form of Escrow Agreement by and between West Metro Financial Services, Inc. and First National Bank of Polk County.(1)

10.4 Promissory Note dated July 20, 2001 executed by West Metro Financial Services, Inc. and accepted by First National Bank of Polk County and form of Commercial Guaranty (1)

10.5     Form of West Metro Financial Services, Inc. Organizers' Warrant
         Agreement (1)

10.6     West Metro Financial Services, Inc. 2001 Stock Incentive Plan(1) (2)

10.7     Form of Non-Qualified Option and form of an Incentive Stock
         Option(1) (2)

10.8 Employment Agreement dated as of June 1, 2001 by and between First National Bank West Metro (In Organization), West Metro Financial Services, Inc. and J. Michael Womble(1) (2)

10.9 Employment Agreement dated as of June 29, 2001 by and between First National Bank West Metro (In Organization), West Metro Financial Services, Inc. and Kathy Hulsey(1) (2)

13.1 West Metro Financial Services Inc. Financial Statements as of December 31, 2001

22.1     Subsidiaries of West Metro Financial Services, Inc.

24.1 Power of Attorney (appears on the signature pages to the Registration Statement on Form SB-2)
_________________________
(1) Previously filed as an exhibit of the same number to the Registration Statement on Form SB-2 (Registration No. 333-67494), as filed with the SEC on August 14, 2001.

(2)  Indicates a compensatory plan or contract.

(3) Previously filed as an exhibit of the same number to Amendment No. 1 to the Registration Statement on Form SB-2 (Registration No. 333-67494), as filed with the SEC on September 26, 2001.