Form 10QSB
period 2002-03-31
WEST METRO FINANCIAL SERVICES INC
filed 2002-05-09
CIK 1157294

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

                                       OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from to


                       West Metro Financial Services, Inc.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

          Georgia                          6711                  58-2643181
------------------------------ ----------------------------- -------------------
(State of Jurisdiction of      (Primary Standard Industrial    (I.R.S. Employer
Incorporation or organization)  Classification Code Number)  Identification No.)


1242  Marietta  Highway,  Dallas,  Georgia               30157
-------------------------------------------     -----------------------
(Address  of  principal  executive                    (Zip  Code)
offices)

                                  770-505-5107
                                  ------------
                               ( Telephone Number)


                                 Not Applicable
                                 --------------
                          ( Former name, former address
                             and former fiscal year,
                          if changed since last report)

     Check  whether  the  issurer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   YES XX   NO
                                       --

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,200,000 shares of common stock, $1 par value per share, issued and outstanding as of April 30, 2002.

     Transitional  Small  Business  Disclosure  Format (check one): YES    NO XX
                                                                        --    --

                       WEST METRO FINANCIAL SERVICES, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------

PART  I     FINANCIAL  INFORMATION

   Item 1.  Financial  Statements

            Consolidated  Balance  Sheet  (unaudited) at March 31, 2002        3

            Consolidated Statement of Operations (unaudited) for the
              Three Months  Ended  March  31,  2002                            4

            Consolidated Statement of Comprehensive Income (unaudited)
              for the Three  Months  Ended  March  31,  2002                   5

            Consolidated  Statement  of  Cash  Flows  (unaudited)
              for  the  Three Months  Ended  March  31,  2002                  6

            Notes  to  Consolidated  Financial  Statements  (unaudited)        7

   Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results  of  Operations                                      8

PART  II.   OTHER  INFORMATION

   Item 1.  Legal  Proceedings                                                 9

   Item 2.  Changes  in  Securities                                            9

   Item 3.  Defaults  Upon  Senior  Securities                                 9

   Item 4.  Submission of Matters to a Vote of Security Holders                9

   Item 5.  Other  Information                                                 9

   Item 6.  Exhibits  and  Reports  on  Form  8-K                              9




This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include all statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy; and (iv) the declaration and payment of dividends. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in detail in the Company's filings with the Securities and Exchange Commission.

                       WEST METRO FINANCIAL SERVICES, INC.

                         PART I.  FINANCIAL INFORMATION

     ITEM  1.     FINANCIAL  STATEMENTS

                        WEST METRO FINANCIAL SERVICES, INC.
                             Consolidated Balance Sheet
                                   March 31, 2002
                                    (Unaudited)



                                       Assets
                                       ------
Cash and due from banks                                                $   919,163
Federal funds sold                                                       4,256,000
                                                                       ------------

          Cash and cash equivalents                                      5,175,163

Investment securities available-for-sale                                 6,596,448
Other investments                                                          349,888
Loans, net                                                               1,731,830
Premises and equipment, net                                              1,163,462
Accrued interest receivable and other assets                                45,342
                                                                       ------------

                                                                       $15,062,133
                                                                       ============


                       Liabilities and Stockholders' Equity
                       ------------------------------------

Liabilities:
     Deposits:
          Noninterest-bearing                                          $   877,612
          Interest-bearing                                               2,694,257
                                                                       ------------

          Total deposits                                                 3,571,869

     Accrued interest payable and other liabilities                         32,956
                                                                       ------------

          Total liabilities                                              3,604,825
                                                                       ------------

Stockholders' equity:
     Preferred stock, no par value; 2,000,000 authorized;
        no shares issued and outstanding                                         -
     Common stock, $1 par value; authorized
        10,000,000 shares; 1,200,000 shares issued and outstanding       1,200,000
     Additional paid-in capital                                         10,686,858
     Accumulated deficit                                                  (426,274)
     Accumulated other comprehensive income (loss)                          (3,276)
                                                                       ------------

          Total stockholders' equity                                    11,457,308
                                                                       ------------

                                                                       $15,062,133
                                                                       ============

See  accompanying  notes  to  consolidated  financial  statements.

                       WEST METRO FINANCIAL SERVICES, INC.

                      Consolidated Statement of Operations

                    For the Three Months Ended March 31, 2002
                                   (Unaudited)



Interest income:
     Interest and fees on loans                                 $  11,330
     Interest on investment securities                             33,289
     Other interest income                                          2,722
                                                                ----------

     Total interest income                                         47,341
                                                                ----------

Interest expense on deposits                                        1,041
Interest expense on borrowings                                      6,867
                                                                ----------

     Total interest expense                                         7,908
                                                                ----------

     Net interest income                                           39,433

Provision for loan losses                                          27,000
                                                                ----------

     Net interest income after provision for loan losses           12,433
                                                                ----------

Other income consisting of service charges on deposit accounts         75

Other expense:
     Salaries and other personnel expense                         121,135
     Net occupancy and equipment expense                            5,231
     Other operating expense                                       60,233
                                                                ----------

          Total other expense                                     186,599
                                                                ----------

          Net loss                                              $(174,091)
                                                                ==========

          Basic and diluted loss per share                      $    (.15)
                                                                ==========

See  accompanying  notes  to  consolidated  financial  statements.

                       WEST METRO FINANCIAL SERVICES, INC.

                 Consolidated Statement of Comprehensive Income

                    For the Three Months Ended March 31, 2002
                                   (Unaudited)



Net loss                                                          $(174,091)
                                                                  ----------
Other comprehensive income, net of tax, consisting of
  unrealized losses on investment securities available-for-sale      (3,276)
                                                                  ----------

Comprehensive income (loss)                                       $(177,367)
                                                                  ==========

See  accompanying  notes  to  consolidated  financial  statements.

                       WEST METRO FINANCIAL SERVICES, INC.

                      Consolidated Statement of Cash Flows
                    For the Three Months Ended March 31, 2002
                                   (Unaudited)


Cash flows from operating activities:
     Net loss                                               $  (174,091)
       Adjustments to reconcile net loss to
         net cash used by operating activities:
           Provision for loan losses                             27,000
           Depreciation, amortization and accretion             (15,270)
           Change in other                                       (1,745)
                                                            ------------

              Net cash used by operating activities            (164,106)
                                                            ------------

Cash flows from investing activities:
     Purchases of investment securities available-for-sale   (6,586,461)
     Purchases of other investments                            (349,888)
     Net change in loans                                     (1,758,830)
     Payments for offering expenses                             (15,693)
     Purchases of premises and equipment                       (902,958)
                                                            ------------

              Net cash used by investing activities          (9,613,830)
                                                            ------------

Cash flows from financing activities:
     Net change in deposits                                   3,571,869
     Repayment of organizational share of stock                     (10)
     Proceeds from sale of common stock                      12,000,000
     Repayment of advances from organizers                     (140,000)
     Repayment of line of credit                               (482,804)
                                                            ------------

              Net cash provided by financing activities      14,949,055
                                                            ------------

Net change in cash and cash equivalents                       5,171,119

Cash and cash equivalents at beginning of the period              4,044
                                                            ------------

Cash and cash equivalents at end of the period              $ 5,175,163
                                                            ============

Noncash investing activities:
     Change in unrealized gain/loss on securities
       available-for-sale, net of tax                       $    (3,276)


See  accompanying  notes  to  consolidated  financial  statements.

                       WEST METRO FINANCIAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  ORGANIZATION
     ------------
     West Metro Financial Services, Inc. (the "Company"), a bank holding company, owns 100% of the outstanding stock of First National Bank West Metro (the "Bank"), a national bank operating in Paulding County, Georgia. During the first quarter of 2002, the Company raised $11,866,858, net of offering expenses of $113,142, through the sale of 1,200,000 shares of its $1 par value common stock at $10.00 per share. On March 25, 2002, the Company used $11,500,000 of the net proceeds from this public offering to purchase 100% of the outstanding common stock of the Bank. The organizers of the Bank filed a joint application to organize the Bank with the Office of the Comptroller of Currency and the Federal Deposit Insurance Corporation and, upon receiving final approval of the application from both of these regulatory agencies, the Bank opened for business on March 25, 2002.

     Operations through March 25, 2002 relate primarily to expenditures by the organizers for incorporating and organizing the Company and the Bank. The Company was previously reported on as a development stage corporation.

     In connection with the Company's formation and initial offering, the Company issued 300,000 warrants to purchase its common stock to the organizers. The warrants allow each holder to purchase one additional share of common stock for each share purchased in connection with the initial offering. The warrants are exercisable for a term of ten years and vest at the rate of one-third per year. The exercise price of the warrants is at the initial offering price of $10 per share. The Company has also reserved 55,000 shares for the issuance of options under an employee incentive stock option plan.

     The interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter ended March 31, 2002 are not necessarily indicative of the results of a full year's operations.

(2)  BASIS  OF  PRESENTATION
     -----------------------
     The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States of America (GAAP) and with general practices within the banking industry. In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ significantly from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determinations of the allowance for loan losses, the valuation of real estate acquired in connection with or in lieu of foreclosure on loans, and valuation allowances associated with deferred tax assets, the recognition of which are based on future taxable income.

(3)  PROFORMA  NET  LOSS  PER  COMMON  SHARE
     ---------------------------------------
     Proforma net loss per common share is calculated by dividing net loss by the actual number of common shares sold in the initial public offering, which are considered outstanding for the entire period, as prescribed in Staff Accounting Bulletin Topic 1:B. The proforma net loss per share for the three months ended March 31, 2002 was $.15.

(4)  PREFERRED  STOCK
     ----------------
     Shares of preferred stock may be issued from time to time in one or more series as established by resolution of the Board of Directors of the Company. Each resolution will include the number of shares issued, preferences, special rights and limitations as determined by the Board.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company was incorporated on May 9, 2001 for the purpose of becoming a bank holding company by acquiring the outstanding common stock of the Bank. The organizers of the Bank filed a joint application to charter the Bank and for federal deposit insurance with the Office of the Comptroller of the Currency (the "OCC") and the Federal Deposit Insurance Corporation (the "FDIC"). Upon receiving final approval from the OCC and FDIC, the Company acquired 100% of the outstanding common stock of the Bank and the Bank commenced operations on March 25, 2002.

FINANCIAL  CONDITION

     At March 31, 2002, The Company had total assets of $15,062,000. These assets consisted principally of approximately $5,175,000 in cash and cash equivalents, $6,596,000 in securities available for sale, $1,732,000 in loans and approximately $1,163,000 in premises and equipment.

     The Company had deposits of $3,572,000 at March 31, 2002, an accumulated deficit of $426,000 and total stockholders' equity of $11,457,000.

RESULTS  OF  OPERATIONS

     The Company had a net loss of $174,000 or $.15 per share for the quarter ended March 31, 2002. (assuming the sale of the actual number of shares in the offering were outstanding during the entire period). The loss for the three months ended March 31, 2002 resulted primarily from expenses incurred in connection with activities related to the organization of the Bank. These activities included preparing and filing an application to charter the Bank and for federal deposit insurance; responding to questions and providing additional information to the regulators in connection with the application process; preparing and filing a registration statement with the Securities and Exchange Commission; selling the Company's common stock; holding meetings among various organizers regarding the application and registration statement, target markets and capitalization issues; hiring qualified personnel to work for the Bank; conducting public relations activities on behalf of the Company; developing prospective business contacts; and taking other actions necessary to open the Bank. Because the Company was in the organization stage and the Bank did not begin its operations until March 25, 2002, it had limited operations from which to generate revenues.

CAPITAL

     The Company raised $11,867,000, net of offering expenses of $133,000, in the offering. It used these funds to purchase 100% of the shares of the Bank for $11,500,000 and for working capital. The Company believes this amount will be sufficient to fund the activities of the Bank in its initial stages of operations, and that the Bank will generate sufficient income from operations to fund its activities on an ongoing basis. There can be no assurance, however, that the Company will achieve any particular level of profitability.

The following tables present the Bank's regulatory capital position at March 31, 2002:

     Risk-Based  Capital  Ratios
     ---------------------------

     Tier  1  Tangible  Capital,  Actual                                 210.89%
     Tier  1  Tangible  Capital  minimum requirement                       8.00%
                                                                         -------

     Excess                                                              201.11%
                                                                         =======

     Total  Capital,  Actual                                             211.40%
     Total  Capital  minimum  requirement                                  4.00%
                                                                         -------

     Excess                                                              207.40%
                                                                         =======

     Leverage  Ratio
     ---------------

     Tier  1  Tangible  Capital  to  adjusted  total  assets,  Actual    109.41%
     Minimum  leverage  requirement                                        3.00%
                                                                         -------

     Excess                                                              106.41%
                                                                         =======

                           PART II.  OTHER INFORMATION


ITEM 1.   LEGAL  PROCEEDINGS

          There are no material pending legal proceedings to which the Company is a party or of which any of their property is the subject.

ITEM 2.   CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     (a)  Not  applicable
     (b)  Not  applicable
     (c)  Not  applicable.
     (d) The Company's Registration Statement on Form SB-2 (file no. 333-67494), which registered the shares sold in the Company's initial public offering, was declared effective on January 30, 2002. On March 25, 2002, the Company received $11,886,858 of net proceeds from the sale of 1,200,000 shares of its common stock in connection with its initial public offering. Since receipt of the offering proceeds, the Company has used $11,500,000 of the net proceeds to purchase 100% of the capital stock of the Bank.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

          Not  applicable

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          There were no matters submitted to security holders for a vote during the three months ended March 31, 2002.

ITEM  5.  OTHER  INFORMATION

          None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits

     (b)  Reports  on  Form  8-K
          None

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             WEST  METRO  FINANCIAL  SERVICES,  INC.




                                By: /s/  J.  Michael  Womble
                                    --------------------------------------------
                                J.  Michael  Womble
                                President, Chief Executive Officer and Director




                                By: /s/  Kathy  Hulsey
                                    --------------------------------------------
                                Kathy  Hulsey
                                Chief Financial Officer and Principal Accounting Officer