Form 10QSB
period 2002-06-30
WEST METRO FINANCIAL SERVICES INC
filed 2002-08-13
CIK 1157294

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

                                       OR

              [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from to


                       West MetroFinancial Services, Inc.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

          Georgia                        6711                    58-2643181
-----------------------------  ----------------------------  -------------------
(State of Jurisdiction of      (Primary Standard Industrial   (I.R.S. Employer
Incorporation or organization)  Classification Code Number)  Identification No.)


1242  Marietta  Highway,  Dallas,  Georgia                          30157
-------------------------------------------                   ------------------
(Address of principal executive offices)                          (Zip Code)


                                  770-505-5107
                                -----------------
                               (Telephone Number)


                                 Not Applicable
                          ----------------------------
                          (Former name, former address
                             and former fiscal year,
                          if changed since last report)

     Check  whether  the  issurer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   YES XX   NO
                                       --      --

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,200,000 shares of common stock, $1 par value per share, issued and outstanding as of August 10, 2002.

     Transitional  Small  Business  Disclosure  Format (check one): YES    NO XX
                                                                        --    --

                               WEST METRO FINANCIAL SERVICES, INC.

                                             INDEX


                                                                                    Page No.
                                                                                    --------

PART I    FINANCIAL INFORMATION

  Item 1. Financial Statements

          Consolidated Balance Sheet (unaudited) at June 30, 2002                         3

          Consolidated Statements of Operations (unaudited) for the Six and Three
            Months Ended June 30, 2002                                                    4

          Consolidated Statement of Comprehensive Income (unaudited) for the
            Six Months Ended June 30, 2002                                                5

          Consolidated Statement of Cash Flows (unaudited) for the Six
            Months Ended June 30, 2002                                                    6

          Notes to Consolidated Financial Statements (unaudited)                          7

  Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                           8

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                                              10

  Item 2. Changes in Securities                                                          10

  Item 3. Defaults Upon Senior Securities                                                10

  Item 4. Submission of Matters to a Vote of Security Holders                            10

  Item 5. Other Information                                                              10

  Item 6. Exhibits and Reports on Form 8-K                                               10




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

                       WEST METRO FINANCIAL SERVICES, INC.

                         PART I.  FINANCIAL INFORMATION

     ITEM  1.  FINANCIAL  STATEMENTS

                       WEST METRO FINANCIAL SERVICES, INC.
                           Consolidated Balance Sheet
                                  June 30, 2002
                                   (Unaudited)



                                   Assets
                                   ------
Cash and due from banks                                            $   435,838
Federal funds sold                                                   3,285,000
                                                                   ------------

      Cash and cash equivalents                                      3,720,838

Investment securities available-for-sale                             2,022,329
Other investments                                                      332,850
Loans, net                                                          18,148,008
Premises and equipment, net                                          1,394,444
Accrued interest receivable and other assets                           147,794
                                                                   ------------

                                                                   $25,766,263
                                                                   ============


                    Liabilities and Stockholders' Equity
                    ------------------------------------

Liabilities:
   Deposits:
      Noninterest-bearing                                          $ 1,743,593
      Interest-bearing                                              12,728,570
                                                                   ------------

      Total deposits                                                14,472,163

  Accrued interest payable and other liabilities                        71,486
                                                                   ------------

      Total liabilities                                             14,543,649
                                                                   ------------

Stockholders' equity:
    Preferred stock, no par value; 2,000,000 authorized;
      no shares issued and outstanding                                       -
    Common stock, $1 par value; authorized
      10,000,000 shares; 1,200,000 shares issued and outstanding     1,200,000
    Additional paid-in capital                                      10,686,036
    Accumulated deficit                                               (670,725)
    Accumulated other comprehensive income (loss)                        7,303
                                                                   ------------

        Total stockholders' equity                                  11,222,614
                                                                   ------------

                                                                   $25,766,263
                                                                   ============


See accompanying notes to unaudited consolidated financial statements.

                        WEST METRO FINANCIAL SERVICES, INC.

                       Consolidated Statements of Operations

                  For the Six and Three Months Ended June 30, 2002
                                    (Unaudited)



                                                         Three Months   Six Months
Interest income:                                            Ended          Ended
                                                        --------------  -----------
   Interest and fees on loans                           $     250,325      261,655
   Interest on investment securities                           24,090       57,379
   Other interest income                                       29,036       31,758
                                                        --------------  -----------

   Total interest income                                      303,451      350,792
                                                        --------------  -----------

Interest expense on deposits                                   46,732       47,773
Interest expense on borrowings                                      -        6,867
                                                        --------------  -----------

   Total interest expense                                      46,732       54,640
                                                        --------------  -----------

   Net interest income                                        256,719      296,152

Provision for loan losses                                     163,000      190,000
                                                        --------------  -----------

   Net interest income after provision for loan losses         93,719      106,152
                                                        --------------  -----------

Other income consisting of service charges                     20,412       20,487

Other expense:
   Salaries and other personnel expense                       230,856      351,991
   Net occupancy and equipment expense                         28,587       33,818
   Other operating expense                                     99,139      159,372
                                                        --------------  -----------

      Total other expense                                     358,582      545,181
                                                        --------------  -----------

      Net loss                                          $    (244,451)    (418,542)
                                                        ==============  ===========

      Basic and diluted loss per share                  $        (.20)        (.35)
                                                        ==============  ===========


See accompanying notes to unaudited consolidated financial statements.

                       WEST METRO FINANCIAL SERVICES, INC.

                 Consolidated Statement of Comprehensive Income

                     For the Six Months Ended June 30, 2002
                                   (Unaudited)



Net loss                                                       $ (418,542)
                                                               -----------
Other comprehensive income, net of tax, consisting of
unrealized gains on investment securities available-for-sale        7,303
                                                               -----------

Comprehensive income (loss)                                    $ (411,239)
                                                               ===========


See accompanying notes to unaudited consolidated financial statements.

                       WEST METRO FINANCIAL SERVICES, INC.

                      Consolidated Statement of Cash Flows

                     For the Six Months Ended June 30, 2002
                                   (Unaudited)



Cash flows from operating activities:
   Net loss                                               $   (418,542)
     Adjustments to reconcile net loss to
       net cash used by operating activities:
       Provision for loan losses                               190,000
       Depreciation, amortization and accretion                  6,876
       Change in other                                         (72,151)
                                                          -------------

        Net cash used by operating activities                 (293,817)
                                                          -------------

Cash flows from investing activities:
   Purchases of investment securities available-for-sale    (1,995,404)
   Purchases of other investments                             (332,850)
   Net change in loans                                     (18,338,008)
   Purchases of premises and equipment                      (1,155,961)
                                                          -------------

        Net cash used by investing activities              (21,822,223)
                                                          -------------

Cash flows from financing activities:
   Net change in deposits                                   14,472,163
Repayment of organizational share of stock                         (10)
   Proceeds from sale of common stock                       12,000,000
   Stock offering expenses                                     (16,515)
   Repayment of advances from organizers                      (140,000)
   Repayment of line of credit                                (482,804)
                                                          -------------

        Net cash provided by financing activities           25,832,834
                                                          -------------

Net change in cash and cash equivalents                      3,716,794

Cash and cash equivalents at beginning of the period             4,044
                                                          -------------

Cash and cash equivalents at end of the period            $  3,720,838
                                                          =============

Supplemental disclosure of amount paid for interest       $     44,457

Noncash investing activities:
   Change in unrealized gain/loss on securities
     available-for-sale, net of tax                       $      7,303


See accompanying notes to unaudited consolidated financial statements.

                       WEST METRO FINANCIAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  ORGANIZATION
     ------------
     West Metro Financial Services, Inc. (the "Company"), a bank holding company, owns 100% of the outstanding stock of First National Bank West Metro (the "Bank"), a national bank operating in Paulding County, Georgia. During the first quarter of 2002, the Company raised $11,866,858, net of offering expenses of $113,964, through the sale of 1,200,000 shares of its $1 par value common stock at $10.00 per share. On March 25, 2002, the Company used $11,500,000 of the net proceeds from this public offering to purchase 100% of the outstanding common stock of the Bank. The organizers of the Bank filed a joint application to organize the Bank with the Office of the Comptroller of Currency and the Federal Deposit Insurance Corporation and, upon receiving final approval of the application from both of these regulatory agencies, the Bank opened for business on March 25, 2002.

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

     The interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the periods ended June 30, 2002 are not necessarily indicative of the results of a full year's operations.

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

(3)  PROFORMA  NET  LOSS  PER  COMMON  SHARE
     ---------------------------------------
     Proforma net loss per common share is calculated by dividing net loss by the actual number of common shares sold in the initial public offering, which are considered outstanding for the entire period, as prescribed in Staff Accounting Bulletin Topic 1:B. The proforma net loss per share for the three and six months ended June 30, 2002 was $.20 and $.35, respectively.

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

FINANCIAL  CONDITION

     At June 30, 2002, The Company had total assets of $25,766,000. These assets consisted principally of approximately $3,721,000 in cash and cash equivalents, $2,022,000 in securities available for sale, $18,148,000 in loans and approximately $1,394,000 in premises and equipment. During the quarter ended June 30, 2002, the Company purchased property in Douglas County, Georgia for the purpose of opening a branch location. The opening of this branch location is subject to the approval of certain regulatory agencies.

     The Company had deposits of $14,472,000 at June 30, 2002, an accumulated deficit of $671,000 and total stockholders' equity of $11,223,000.

RESULTS  OF  OPERATIONS

     The Company had a net loss of $244,000 or $.20 per share for the quarter ended June 30, 2002 and a net loss of $419,000 or $.35 per share for the six months ended June 30, 2002. (assuming the sale of the actual number of shares in the offering were outstanding during the entire period). The loss for the Company prior to opening of the Bank on March 25, 2002 resulted primarily from expenses incurred in connection with activities related to the organization of the Bank. These activities included preparing and filing an application to charter the Bank and for federal deposit insurance; responding to questions and providing additional information to the regulators in connection with the application process; preparing and filing a registration statement with the Securities and Exchange Commission; selling the Company's common stock; holding meetings among various organizers regarding the application and registration statement, target markets and capitalization issues; hiring qualified personnel to work for the Bank; conducting public relations activities on behalf of the Company; developing prospective business contacts; and taking other actions necessary to open the Bank. Because the Company was in the organization stage and the Bank did not begin its operations until March 25, 2002, it had limited operations from which to generate revenues.

NET  INTEREST  INCOME

     For  the  three and six months ended June 30, 2002, interest income totaled
$303,000 and $351,000, respectively. The yield on interest earning assets was 7.16% for the six months ended June 30, 2002. Interest expense totaled $47,000 and $55,000 for the three and six months ended June 30, 2002, respectively. The cost of interest bearing liabilities was 2.76% for the six months ended June 30, 2002. Net interest income was $257,000 and $296,000 for the three and six months ended June 30, 2002, respectively. The net interest spread was 4.40% for the six months ended June 30, 2002. The Net interest margin, which takes into account the benefit of non interest bearing liabilities, was 6.08% for the six months ended June 30, 2002.

OTHER  EXPENSES

     For the three and six months ended June 30, 2002, other operating expenses totaled $359,000 and $545,000, respectively. These other expenses consisted primarily of salaries and benefits, occupancy expenses, data processing fees, stationery and supplies and outside services.

CAPITAL

     The Company raised $11,886,036, net of offering expenses of $113,964, in the offering. It used these funds to purchase 100% of the shares of the Bank for $11,500,000 and for working capital. The Company believes this amount will be sufficient to fund the activities of the Bank in its initial stages of operations, and that the Bank will generate sufficient income from operations to fund its activities on an ongoing basis. There can be no assurance, however, that the Company will achieve any particular level of profitability.

The following tables present the Bank's regulatory capital position at June 30, 2002:


     Risk-Based Capital Ratios
     -------------------------

     Tier 1 Tangible Capital, Actual                           54.11%
     Tier 1 Tangible Capital minimum requirement                8.00%
                                                               ------

     Excess                                                    46.11%
                                                               ======

     Total Capital, Actual                                     55.06%
     Total Capital minimum requirement                          4.00%
                                                               ------

     Excess                                                    51.06%
                                                               ======

     Leverage Ratio
     --------------

     Tier 1 Tangible Capital to adjusted total assets, Actual  54.59%
     Minimum leverage requirement                               3.00%
                                                               ------

     Excess                                                    51.59%
                                                               ======

                           PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          There are no material pending legal proceedings to which the Company is a party or of which any of their property is the subject.

ITEM 2.   CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     (a)  Not  applicable
     (b)  Not  applicable
     (c)  Not  applicable.
     (d)  Not  applicable.

ITEM 3.   DEFAULTS  UPON  SENIOR  SECURITIES

          Not applicable

ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          There were no matters submitted to security holders for a vote during the three months ended June 30, 2002.

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          99.1 Certification of Chief Executive Officer and Chief Financial Officer

     (b)  Reports  on  Form  8-K
          None

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             WEST METRO FINANCIAL SERVICES, INC.




                             By: /s/  J.  Michael  Womble
                                ------------------------------------------------
                                 J.  Michael  Womble
                                 President, Chief Executive Officer and Director




                             By: /s/  Kathy  Hulsey
                                ------------------------------------------------
                                Kathy  Hulsey
                                Chief Financial Officer and Principal Accounting Officer