Form 10QSB
period 2002-09-30
WEST METRO FINANCIAL SERVICES INC
filed 2002-11-13
CIK 1157294

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2002

                                       OR

              [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from to


                       West Metro Financial Services, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Georgia                            6711                 58-2643181
-----------------------------  ---------------------------  --------------------
(State of Jurisdiction of     (Primary Standard Industrial   (I.R.S. Employer
Incorporation or organization) Classification Code Number)   Identification No.)



1242 Marietta Highway, Dallas, Georgia                            30157
-------------------------------------------              -----------------------
(Address of principal executive offices)                        (Zip Code)


                                  770-505-5107
                                ----------------
                               (Telephone Number)


                                 Not Applicable
                           ---------------------------
                          (Former name, former address
                             and former fiscal year,
                          if changed since last report)

     Check  whether  the  issurer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   YES XX   NO
                                       --

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,200,000 shares of common stock, $1 par value per share, issued and outstanding as of November 10, 2002.

     Transitional  Small  Business  Disclosure  Format (check one):  YES  NO  XX
                                                                              --

                      WEST METRO FINANCIAL SERVICES, INC.

                                      INDEX


                                                                               Page No.
                                                                               --------
PART I   FINANCIAL INFORMATION

   Item 1.   Financial Statements

             Consolidated Balance Sheet (unaudited) at September 30, 2002             3

             Consolidated Statements of Operations (unaudited) for the Three and
               Nine Months Ended September 30, 2002                                   4

             Consolidated Statement of Comprehensive Income (unaudited) for the
               Nine Months Ended September 30, 2002                                   5

             Consolidated Statement of Cash Flows (unaudited) for the Nine
               Months Ended September 30, 2002                                        6

             Notes to Consolidated Financial Statements (unaudited)                   7

   Item 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                  8

   Item 3.   Controls and Procedures                                                  9

PART II.     OTHER INFORMATION

   Item 1.   Legal Proceedings                                                       10

   Item 2.   Changes in Securities                                                   10

   Item 3.   Defaults Upon Senior Securities                                         10

   Item 4.   Submission of Matters to a Vote of Security Holders                     10

   Item 5.   Other Information                                                       10

   Item 6.   Exhibits and Reports on Form 8-K                                        10





This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include all statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy; and (iv) the declaration and payment of dividends. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in detail in the Company's other filings with the Securities and Exchange Commission.

                      WEST METRO FINANCIAL SERVICES, INC.

                         PART I.  FINANCIAL INFORMATION

ITEM  1.    FINANCIAL  STATEMENTS

                       WEST METRO FINANCIAL SERVICES, INC.
                           Consolidated Balance Sheet

                               September 30, 2002
                                   (Unaudited)



                                Assets
                                ------
Cash and due from banks                                            $   762,018
Federal funds sold                                                   1,899,000
                                                                   ------------

    Cash and cash equivalents                                        2,661,018

Investment securities available-for-sale                             1,915,834
Other investments                                                      332,850
Loans, net                                                          30,356,378
Premises and equipment, net                                          1,769,917
Accrued interest receivable and other assets                           304,491
                                                                   ------------

                                                                   $37,340,488
                                                                   ============


                Liabilities and Stockholders' Equity
                ------------------------------------

Liabilities:
  Deposits:
    Noninterest-bearing                                            $ 2,295,024
    Interest-bearing                                                23,832,105
                                                                   ------------

        Total deposits                                              26,127,129

  Accrued interest payable and other liabilities                       109,744
                                                                   ------------

             Total liabilities                                      26,236,873
                                                                   ------------

Stockholders' equity:
  Preferred stock, no par value; 2,000,000 authorized;
    no shares issued and outstanding                                         -
  Common stock, $1 par value; authorized
    10,000,000 shares; 1,200,000 shares issued and outstanding       1,200,000
  Additional paid-in capital                                        10,686,036
  Accumulated deficit                                                 (784,081)
  Accumulated other comprehensive income                                 1,660
                                                                   ------------

    Total stockholders' equity                                      11,103,615
                                                                   ------------

                                                                   $37,340,488
                                                                   ============

See accompanying notes to unaudited consolidated financial statements.

                               WEST METRO FINANCIAL SERVICES, INC.

                              Consolidated Statements of Operations

                  For the Three Months and Nine Months Ended September 30, 2002
                                           (Unaudited)



                                                            Three Months          Nine Months
                                                         Ended September 30   Ended September 30
                                                        --------------------  -------------------
Interest income:
   Interest and fees on loans                           $           500,791              762,446
   Interest on investment securities                                 27,210               84,589
   Other interest income                                             12,178               43,936
                                                        --------------------  -------------------

   Total interest income                                            540,179              890,971
                                                        --------------------  -------------------

Interest expense on deposits                                        148,609              196,382
Interest expense on borrowings                                            -                6,867
                                                        --------------------  -------------------

   Total interest expense                                           148,609              203,249
                                                        --------------------  -------------------

   Net interest income                                              391,570              687,722

Provision for loan losses                                           194,000              384,000
                                                        --------------------  -------------------

   Net interest income after provision for loan losses              197,570              303,722
                                                        --------------------  -------------------

Other income:
   Service charges on deposit accounts                               63,964               84,149
   Residential mortgage origination fees                             73,485               73,485
   Other operating income                                               227                  529
                                                        --------------------  -------------------

     Total other income                                             137,676              158,163

Other expense:
   Salaries and other personnel expense                             302,918              654,909
   Net occupancy and equipment expense                               35,223               69,041
   Other operating expense                                          110,461              269,833
                                                        --------------------  -------------------

     Total other expense                                            448,602              993,783
                                                        --------------------  -------------------

     Net loss                                           $          (113,356)            (531,898)
                                                        ====================  ===================

     Basic and diluted loss per share                   $              (.09)                (.44)
                                                        ====================  ===================

See accompanying notes to unaudited consolidated financial statements.

                      WEST METRO FINANCIAL SERVICES, INC.

                  Consolidated Statement of Comprehensive Income

                   For the Nine Months Ended September 30, 2002
                                   (Unaudited)




Net loss                                                           $    (531,898)
                                                                       ----------
Other comprehensive income, net of tax of $1,018, consisting of
  unrealized gains on investment securities available-for-sale             1,660
                                                                       ----------

Comprehensive income (loss)                                        $    (530,238)
                                                                       ==========

See accompanying notes to unaudited consolidated financial statements.

                       WEST METRO FINANCIAL SERVICES, INC.

                      Consolidated Statement of Cash Flows

                  For the Nine Months Ended September 30, 2002
                                   (Unaudited)


Cash flows from operating activities:
   Net loss                                               $   (531,898)
     Adjustments to reconcile net loss to
      net cash used by operating activities:
         Provision for loan losses                             384,000
         Depreciation, amortization and accretion               28,247
         Change in other                                      (187,130)
                                                          -------------

           Net cash used by operating activities              (306,781)
                                                          -------------

Cash flows from investing activities:
   Purchases of investment securities available-for-sale    (1,899,626)
   Purchases of other investments                             (332,850)
   Net change in loans                                     (30,740,378)
   Purchases of premises and equipment                      (1,551,191)
                                                          -------------

           Net cash used by investing activities           (34,524,045)
                                                          -------------

Cash flows from financing activities:
   Net change in deposits                                   26,127,129
   Repayment of organizational share of stock                      (10)
   Proceeds from sale of common stock                       12,000,000
   Stock offering expenses                                     (16,515)
   Repayment of advances from organizers                      (140,000)
   Repayment of line of credit                                (482,804)
                                                          -------------

           Net cash provided by financing activities        37,487,800
                                                          -------------

Net change in cash and cash equivalents                      2,656,974

Cash and cash equivalents at beginning of the period             4,044
                                                          -------------

Cash and cash equivalents at end of the period            $  2,661,018
                                                          =============

Supplemental disclosure of amount paid for interest       $    183,337

Noncash investing activities:
   Change in unrealized gain/loss on securities
      available-for-sale, net of tax                      $      1,660

See accompanying notes to unaudited consolidated financial statements.

                       WEST METRO FINANCIAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  ORGANIZATION
     ------------

     West Metro Financial Services, Inc. (the "Company"), a bank holding company, owns 100% of the outstanding stock of First National Bank West Metro (the "Bank"), a national bank operating in Paulding County, Georgia. During the first quarter of 2002, the Company raised $11,886,036, net of offering expenses of $113,964, through the sale of 1,200,000 shares of its $1 par value common stock at $10.00 per share. On March 25, 2002, the Company used $11,500,000 of the net proceeds from this public offering to purchase 100% of the outstanding common stock of the Bank. The organizers of the Bank filed a joint application to organize the Bank with the Office of the Comptroller of Currency and the Federal Deposit Insurance Corporation and, upon receiving final approval of the application from both of these regulatory agencies, the Bank opened for business on March 25, 2002.

     Operations through March 25, 2002 relate primarily to expenditures by the organizers for incorporating and organizing the Company and the Bank. The Company was previously reported on as a development stage corporation. Statements of operations are not included for periods prior to March 25, 2002 as any comparison would not be meaningful.

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

     The interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended September 30, 2002 are not necessarily indicative of the results of a full year's operations.

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

(3)  PROFORMA  NET  LOSS  PER  COMMON  SHARE
     ---------------------------------------

     Proforma net loss per common share is calculated by dividing net loss by the actual number of common shares sold in the initial public offering, which are considered outstanding for the entire period, as prescribed in Staff Accounting Bulletin Topic 1:B. The proforma net loss per share for the three and nine months ended September 30, 2002 was $.09 and $.44, respectively.

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

FINANCIAL  CONDITION

At September 30, 2002, the Company had total assets of $37,340,000. These assets consisted principally of approximately $2,661,000 in cash and cash equivalents, $1,916,000 in securities available-for-sale, $30,356,000 in loans and approximately $1,770,000 in premises and equipment. During the quarter ended June 30, 2002, the Company purchased property in Douglas County, Georgia for the purpose of opening a branch location. We expect that this branch will open in January 2003.

The Company had deposits of $26,127,000, an accumulated deficit of $784,000 and total stockholders' equity of $11,104,000 at September 30, 2002.

RESULTS  OF  OPERATIONS

The Company had a net loss of $113,000 or $.09 per share for the quarter ended September 30, 2002 and a net loss of $532,000 or $.44 per share for the nine months ended September 30, 2002. (assuming the sale of the actual number of shares in the offering were outstanding during the entire period). The loss for the Company prior to opening of the Bank on March 25, 2002 resulted primarily from expenses incurred in connection with activities related to the organization of the Bank. These activities included preparing and filing an application to charter the Bank and for federal deposit insurance; responding to questions and providing additional information to the regulators in connection with the application process; preparing and filing a registration statement with the Securities and Exchange Commission; selling the Company's common stock; holding meetings among various organizers regarding the application and registration statement, target markets and capitalization issues; hiring qualified personnel to work for the Bank; conducting public relations activities on behalf of the Company; developing prospective business contacts; and taking other actions necessary to open the Bank.

Because the Company was in the organization stage and the Bank did not begin its operations until March 25, 2002, it had limited operations from which to generate revenues. As a result, period to period comparisons of the Company's results of operations are not meaningful and are not presented in this report.

NET  INTEREST  INCOME

For the three and nine months ended September 30, 2002, interest income totaled $540,000 and $891,000, respectively. The yield on interest earning assets was 7.89% for the nine months ended September 30, 2002. Interest expense totaled $149,000 and $203,000 for the three and nine months ended September 30, 2002, respectively. The cost of interest bearing liabilities was 3.00% for the nine months ended September 30, 2002. Net interest income was $392,000 and $688,000 for the three and nine months ended September 30, 2002, respectively. The net interest spread was 4.89% for the nine months ended September 30, 2002. The net interest margin, which takes into account the benefit of non interest bearing liabilities, was 6.10% for the nine months ended September 30, 2002.

OTHER  EXPENSES

For the three and nine months ended September 30, 2002, other operating expenses totaled $449,000 and $994,000, respectively. These other expenses consisted primarily of salaries and benefits, occupancy expenses, data processing fees, stationery and supplies and outside services.

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

The following tables present the Bank's regulatory capital position at September 30, 2002:

     Risk-Based  Capital  Ratios
     ---------------------------

     Tier 1 Tangible Capital, Actual                           33.22%
     Tier 1 Tangible Capital minimum requirement                8.00%
                                                               ------

     Excess                                                    25.22%
                                                               ======

     Total Capital, Actual                                     34.41%
     Total Capital minimum requirement                          4.00%
                                                               ------

     Excess                                                    30.41%
                                                               ======

     Leverage Ratio
     --------------

     Tier 1 Tangible Capital to adjusted total assets, Actual  32.78%
     Minimum leverage requirement                               3.00%
                                                               ------

     Excess                                                    29.78%
                                                               ======

ITEM 3.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

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

     (a)  Not applicable
     (b)  Not applicable
     (c)  Not applicable.
     (d)  Not applicable.

ITEM 3.   DEFAULTS  UPON  SENIOR  SECURITIES

          Not applicable

ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          There were no matters submitted to security holders for a vote during the nine months ended September 30, 2002.

ITEM 5.   OTHER  INFORMATION

          None

ITEM 6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits

          99.1 CEO and CFO certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports  on  Form  8-K
          None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2002.

                             WEST METRO FINANCIAL SERVICES, INC.




                             By: /S/ J. MICHAEL WOMBLE
                                 -----------------------------------------------
                                 J. Michael Womble
                                 President, Chief Executive Officer and Director




                             By: /S/ KATHY HULSEY
                                 -----------------------------------------------
                                 Kathy Hulsey
                                 Chief Financial Officer and Principal
                                 Accounting Officer

                                  Certification

I, J. Michael Womble, Chief Executive Officer of West Metro Financial Services, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-QSB of West Metro Financial Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002



     /s/ J. Michael Womble
     ------------------------
     Chief Executive Officer

                                  Certification


I, Kathy Hulsey, Chief Financial Officer of West Metro Financial Services, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of West Metro Financial Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 13, 2002



     /s/ Kathy Hulsey
     ----------------
     Chief Financial Officer