Form 10KSB
period 2002-12-31
WEST METRO FINANCIAL SERVICES INC
filed 2003-03-31
CIK 1157294

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For fiscal year ended DECEMBER 31, 2002
                      -----------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ______________to _______________

     Commission file number

                       WEST METRO FINANCIAL SERVICES, INC.
                       -----------------------------------
                 (Name of small business issuer in its charter)

                 GEORGIA                                        58-2643181
      ------------------------------                          ---------------
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                         Identification No.)

     2242 MARIETTA HIGHWAY, DALLAS, GEORGIA                       30157
-------------------------------------------                      --------
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

State issuer's revenues for its most recent fiscal year:  $1,887,696
                                                          ----------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified  date  within  the  past  60  days:  $10.33
                                               ------

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 1,200,000 AS OF MARCH 10,
                                                   --------------------------
2003
----

                       DOCUMENTS INCORPORATED BY REFERENCE
NONE.

     Transitional Small Business Disclosure format (check one):  Yes     No  X
                                                                     ---    ---

                                TABLE OF CONTENTS
                                                                                  PAGE
                                                                                 NUMBER
PART I    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

  ITEM 1.   DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . . . . . . . . . .   3

  ITEM 2.   DESCRIPTION OF PROPERTIES . . . . . . . . . . . . . . . . . . . . . . .  18

  ITEM 3.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . . . .  19

PART II   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19

  ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS .  19

  ITEM 7.   FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . . . . . .  30

  ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE. . . . . . . . . . . . . . . . . . . . . . . . . .  30

PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  30

  ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT . . . . . . . . . . .  30

  ITEM 10.  EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . . . . . . .  32

  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. . . . .  34

  ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . . . . . . .  35

  ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 10-KSB. . . . . . . . . . . . . . .  37

  ITEM 14.  CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . . . . . . .  37

                                     PART I


ITEM 1.     DESCRIPTION OF BUSINESS

             CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

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

                       WEST METRO FINANCIAL SERVICES, INC.

     The Company is a Georgia corporation that was incorporated on May 9, 2001 to organize and serve as the holding company for FNB West Metro, a national bank. The Bank operates as a community bank emphasizing prompt, personalized customer service to the individuals and businesses located in Paulding and Douglas Counties in Georgia, including the cities of Dallas, Hiram and Douglasville.

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

                                 FNB WEST METRO

GENERAL

     The Bank operates as a full-service commercial bank. The Bank offers personal and business checking accounts, money market accounts, savings accounts and various certificates of deposit and individual retirement accounts. The Bank also offers commercial, real estate, installment and other consumer loans. The Bank's real estate loans include commercial real estate, construction and development and residential real estate loans. In addition, the Bank provides such services as cashier's checks, traveler's checks, banking by mail, direct deposit and U.S. Savings Bonds. The Bank also offers Mastercard(R) and Visa(R) credit card services through a correspondent bank as an agent and offers debit cards that feature ATM access.

PHILOSOPHY

     We emphasize prompt, personalized customer service. Through our localized management and ownership we believe we are uniquely situated to provide responsive service and quality financial products that are tailored to meet the needs of the individuals and small- to medium-sized businesses located throughout Paulding and Douglas Counties, as well as the western part of Cobb County. We believe that local ownership and control allows the Bank to serve its customers more efficiently, helping us to grow both our deposit base and loan portfolio. All of the Bank's strategies are based on the philosophy of "The Customer Comes First." We have adopted this philosophy in order to attract customers and acquire market share now controlled by other financial institutions operating in our market area.

     We believe that it is important for Paulding County to have a locally owned and locally managed community bank that is sensitive and responsive to the needs of the community. Further, we believe that there is an opportunity for the Bank to acquire significant market share by capitalizing on its position as the only independent community bank in Paulding County and offering an alternative to the impersonal service that we believe is offered by many larger banks.

MARKET OPPORTUNITIES

     PRIMARY SERVICE AREA. The Bank's primary service area is Paulding and Douglas Counties in Georgia, including the cities of Dallas, Hiram and Douglasville. The Bank draws most of its customer deposits and conducts most of its lending transactions from and within its primary service area. In addition, we attract significant business from the western part of Cobb County.

     The primary service area represents a diverse market with a growing population and economy. The attractive suburban neighborhoods of Dallas and Hiram have evolved into classic "bedroom communities" for people who work in Cobb County and the Atlanta metropolitan area. In addition, Paulding and Douglas Counties' tremendous population growth in recent years has lead to growth in the local service economy and the organizers expect this trend to continue.

     The Bank competes with other commercial banks, savings and loan associations, credit unions, money market mutual funds and other financial institutions conducting business in the Paulding and Douglas County markets and elsewhere. Many of the Bank's competitors have equal or greater financial or banking related resources than the Company and the Bank. According to information provided by the FDIC, as of June 30, 2002, the Paulding and Douglas County area was served by 16 banking and savings institutions with 46 offices. These competitors offer the same or similar products and services as the Bank. Currently, the Bank's three largest competitors in terms of market share are Regions Bank, Douglas County Bank and Community Trust Bank.

LENDING  SERVICES

     LENDING POLICY. We place a primary emphasis on real estate related loans in order to take advantage of the population growth in our primary service area. We also offer a full range of lending products, including commercial loans to small- to medium-sized businesses and professional concerns, and consumer loans to individuals. We compete for these loans with competitors who are well established in the Paulding County area and have greater resources and lending limits.

     The Bank's loan portfolio is comprised of the following:

          LOAN CATEGORY                                    RATIO
          -------------                                    -----

          Real estate related loans . . . . . . . . . . .  94.0%
          Commercial loans. . . . . . . . . . . . . . . .   4.0%
          Consumer loans. . . . . . . . . . . . . . . . .   2.0%

     LOAN APPROVAL AND REVIEW. The Bank's loan approval policies provide for various levels of officer lending authority. When the amount of total loans to a single borrower exceeds that individual officer's lending authority, an officer with a higher lending limit or the Bank's Loan Committee determines whether to approve the loan request. The Bank does not make any loans to any of its directors or executive officers unless its board of directors, excluding the interested party, first approves the loan, and the terms of the loan are no more favorable than would be available to any comparable borrower.

     LENDING LIMITS. The Bank's lending activities are subject to a variety of lending limits imposed by federal law. Differing limits apply based on the type of loan or the nature of the borrower, including the borrower's relationship to the bank. In general, however, the Bank is able to loan any one borrower a maximum amount equal to either:

     -    15% of the Bank's capital and surplus; or

     - 25% of its capital and surplus if the amount that exceeds 15% is fully secured by readily marketable collateral.

     Our management team has adopted an internal lending limit which will at all times remain $50,000 lower than the applicable legal limit. However, based on either our internal lending limit or our legal lending limit, the Bank sells participations in its loans to other financial institutions in order to meet all of the lending needs of our clients requiring extensions of credit above these limits. In a participation transaction, the Bank sells the portion of the loan that exceeds its internal or legal lending limit to an unrelated lender on a non-recourse basis. As a result, the participating lender bears all of the risk of default for the portion of the loan it purchases. The Bank retains all of the servicing rights to the loan; therefore, the customer makes all payments to the Bank, who in turn remits a pro-rata share of the payments to the participating lender.

     CREDIT RISKS. The principal economic risk associated with each category of loans that the Bank makes is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the strength of the relevant business market segment. General economic factors affecting a borrower's ability to repay include interest, inflation and employment rates, as well as other factors affecting a borrower's customers, suppliers and employees.

     The well-established financial institutions in the Paulding and Douglas County markets make proportionately more loans to medium- to large-sized businesses than the Bank makes. Many of the Bank's commercial loans are made to small- to medium-sized businesses that may be less able to withstand competitive, economic and financial pressures than larger borrowers.

     REAL ESTATE LOANS. The Bank makes commercial real estate loans, construction and development loans, and residential real estate loans. These loans include commercial loans where the Bank takes a security interest in real estate out of an abundance of caution and not as the principal collateral for the loan, but excludes home equity loans, which are classified as consumer loans.

     - COMMERCIAL REAL ESTATE. The Bank's commercial real estate loan terms are generally limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, although rates are typically not fixed for a period exceeding 60 months. The Bank generally charges an origination fee of one percent. We attempt to reduce credit risk on our commercial real estate loans by emphasizing loans on owner-occupied office and retail buildings where the ratio of the loan principal to the value of the collateral as established by independent appraisal does not exceed 80% and net projected cash flow available for debt service equals 120% of the debt service requirement. In addition, the Bank generally requires personal guarantees from the principal owners of the property supported by a review by the Bank's management of the principal owners' personal financial statements. Risks associated with commercial real estate loans include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and the quality of the borrower's management. The Bank limits its risk by analyzing borrowers' cash flow and collateral value on an ongoing basis.

     - CONSTRUCTION AND DEVELOPMENT LOANS. The Bank makes construction and development loans both on a pre-sold and speculative basis. If the borrower has entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a pre-sold basis. If the borrower has not entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a speculative basis. Construction and development loans are generally made with a term of six to twelve months and interest is paid quarterly. The ratio of the loan principal to the value of the collateral as established by independent appraisal typically does not exceed 80%. Speculative loans are based on the borrower's financial strength and cash flow position. Loan proceeds are disbursed based on the percentage of completion and only after the project has been inspected by an experienced construction lender or independent appraiser. Risks associated with construction loans include fluctuations in the value of real estate and new job creation trends.

     - RESIDENTIAL REAL ESTATE. The Bank's residential real estate loans consist of residential second mortgage loans, residential construction loans and traditional mortgage lending for one to four family residences. We originate and maintain fixed rate mortgages with long-term maturity not exceeding 20 years and a balloon payment or call feature of three or five years. The amortization of second mortgages generally do not exceed 15 years and the rates generally are not fixed for over 60 months. All loans are made in accordance with the Bank's appraisal policy and with the ratio of the loan principal to the value of collateral as established by independent appraisal not exceeding 95%. We expect that these loan-to-value ratios will be sufficient to compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market.

     COMMERCIAL LOANS. Loans for commercial purposes in various lines of businesses are one of the primary components of the Bank's loan portfolio. The terms of these loans vary by purpose and by type of underlying collateral, if any. The Bank typically makes equipment loans for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term. Equipment loans are generally secured by the financed equipment, and the ratio of the loan principal to the value of the financed equipment or other collateral is generally 80% or less. Loans to support working capital typically have terms not exceeding one year and are usually secured by accounts receivable, inventory or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash, and for loans secured with other types of collateral, principal is typically due at maturity. The quality of the commercial borrower's management and its ability both to properly evaluate changes in the supply and demand characteristics affecting its markets for products and services and to effectively respond to such changes are significant factors in a commercial borrower's creditworthiness.

     CONSUMER LOANS. The Bank makes a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans, home equity loans and home equity lines of credit. Consumer loan repayments depend upon the borrower's financial stability and are more likely to be adversely affected by divorce, job loss, illness and personal hardships. Because many consumer loans are secured by depreciable assets such as boats, cars and trailers the loan should be amortized over the useful life of the asset. To minimize the risk that the borrower cannot afford the monthly payments, all fixed monthly obligations should not exceed 40% of the borrower's gross monthly income. The borrower should also be continuously employed for at least 12 months prior to obtaining the loan. The loan officer reviews the borrower's past credit history, past income level, debt history and, when applicable, cash flow and determine the impact of all these factors on the ability of the borrower to make future payments as agreed. Our principal competitors for consumer loans are the established banks in the Bank's market.

INVESTMENTS

     In addition to loans, the Bank makes other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities. No investment in any of those instruments exceeds any applicable limitation imposed by law or regulation. The Loan & Asset/Liability Committee reviews the investment portfolio on an ongoing basis in order to ensure that the investments conform to the Bank's policy as set by the board of directors.

ASSET AND LIABILITY MANAGEMENT

     The Loan & Asset/Liability Committee manages the Bank's assets and liabilities and strives to provide a stable and optimized net interest margin, adequate liquidity and a profitable after-tax return on assets and return on equity. The committee conducts these management functions within the framework of the Bank's written loan and investment policies. The committee attempts to maintain a balanced position between rate sensitive assets and rate sensitive liabilities. Specifically, it charts assets and liabilities on a matrix by maturity, effective duration and interest adjustment period and attempt to manage any gaps in maturity ranges.

DEPOSIT SERVICES

     The Bank seeks to establish a broad base of core deposits, including savings accounts, checking accounts, money market accounts, a variety of
certificates of deposit and IRA accounts.   To attract deposits, the Bank
employs an aggressive marketing plan in its overall service area and features a broad product line and competitive rates and services. The primary sources of deposits are residents of, and businesses and their employees located in, the Bank's primary service area. The Bank obtains these deposits through personal solicitation by its officers and directors, direct mail solicitations and advertisements published in the local media. In order to attract its initial deposit base, the Bank offers higher interest rates on various deposit accounts.

OTHER BANKING SERVICES

     Other anticipated banking services include limited cash management services, on-line banking services, discount brokerage services, travelers checks, direct deposit of payroll and social security checks, courier service, night depository and debit cards. The Bank is associated with InterCept. Our clients are able to use InterCept's automated teller machines throughout Georgia and other regions. However, other financial institutions may charge our customers for the use of their automated teller machines. We also offer MasterCard(R) and VISA(R) credit card services through a correspondent bank as an agent for the Bank. The Bank does not exercise trust powers. In the future, we may offer a full-service trust department, but cannot do so without the prior approval of the Office of the Comptroller of the Currency.

                                    EMPLOYEES

     The Bank has 21 full-time equivalent employees. When we occupy our permanent facility, we expect that the Bank will have 26 full-time equivalent employees. The Company does not have any employees who are not also employees of the Bank.

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

WEST METRO FINANCIAL SERVICES, INC.

     Since the Company owns all of the capital stock of the Bank, it is a bank holding company under the federal Bank Holding Company Act of 1956. As a result, the Company is primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve.

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

     Under the Bank Holding Company Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. For example, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for three years. As a result, no bank holding company may acquire control of the Company until after the third anniversary date of the Bank's incorporation.

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

     To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least "satisfactory." Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days' written notice prior to engaging in a permitted financial activity. While the Company meets the qualification standards applicable to financial holding companies, the Company has not elected to become a financial holding company at this time.

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

FIRST NATIONAL BANK WEST METRO

     Since the Bank is chartered as a national bank, it is primarily subject to the supervision, examination and reporting requirements of the National Bank Act and the regulations of the Office of the Comptroller of the Currency. The Office of the Comptroller of the Currency regularly examines the Bank's operations and has the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. The Office of the Comptroller of the Currency also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, the Bank's deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

     BRANCHING. National banks are required by the National Bank Act to adhere to branching laws applicable to state banks in the states in which they are located. Under current Georgia law, the Bank may open branch offices throughout Georgia with the prior approval of the Office of the Comptroller of the Currency. In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in Georgia. The Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states' laws. Georgia law, with limited exceptions, currently permits branching across state lines through interstate mergers.

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

     FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.68 cents per $100 of deposits for the first quarter of 2003.

     The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

     COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, or the Office of the Comptroller of the Currency, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Since our aggregate assets are not more than $250 million, under the Gramm-Leach-Bliley Act, we are generally subject to a Community Reinvestment Act examination only once every 60 months if we receive an "outstanding" rating, once every 48 months if we receive a "satisfactory" rating and as needed if our rating is "less than satisfactory." Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

     OTHER REGULATIONS. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. For example, under the Soldiers' and Sailors' Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation for which the borrower is a person on active duty with the United States military.

     The Bank's loan operations are also subject to federal laws applicable to credit transactions, such as the:

     - federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

     - Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

     - Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

     - Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

     - Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

     - Soldiers' and Sailors' Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

     - the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

In addition to the federal and state laws noted above, the Georgia Fair Lending Act ("GFLA") imposes restrictions and procedural requirements on most mortgage loans made in Georgia, including home equity loans and lines of credit. GFLA became effective on October 1, 2002 and was amended on March 7, 2003. While selected provisions of GFLA apply regardless of the interest rate or charges on the loan, the majority of the requirements apply only to "high cost home loans," as defined by GFLA.

     We have implemented procedures to comply with all GFLA requirements.

     The deposit operations of the Bank are subject to:

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

CAPITAL ADEQUACY

     The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, and the Office of the Comptroller of the Currency, in the case of the Bank. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. Since the Company's consolidated total assets are less than $150 million, under the Federal Reserve's capital guidelines, our capital adequacy is measured on a bank-only basis, as opposed to a consolidated basis. The Bank is also subject to risk-based and leverage capital requirements adopted by the Office of the Comptroller of the Currency, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

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

     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2002 our ratio of total capital to risk-weighted assets was 27.3% and our ratio of Tier 1 Capital to risk-weighted assets was 26.1%.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2002, our leverage ratio was 25.1%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

     Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See "-First National Bank West Metro-Prompt Corrective Action."

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

     The Bank is required by federal law to obtain prior approval of the Office of the Comptroller of the Currency for payments of dividends if the total of all dividends declared by our board of directors in any year will exceed (1) the total of the Bank's net profits for that year, plus (2) the Bank's retained net profits of the preceding two years, less any required transfers to surplus.

     The payment of dividends by the Company and the Bank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. If, in the opinion of the Office of the Comptroller of the Currency, the Bank were engaged in or about to engage in an unsafe or unsound practice, the Office of the Comptroller of the Currency could require, after notice and a hearing, that the Bank stop or refrain engaging in the practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See "-First National Bank West Metro-Prompt Corrective Action" above.

RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES

     The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

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

     The Company and the Bank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

     The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

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

ANTI-TERRORISM LEGISLATION

     In the wake of the tragic events of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures and controls generally require financial institutions to take reasonable steps:

     - to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

     - to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

     - to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank and the nature and extent of the ownership interest of each such owner; and

     - to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

     Under the USA PATRIOT Act, financial institutions must establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

     -    the development of internal policies, procedures and controls;

     -    the designation of a compliance officer;

     -    an ongoing employee training program; and

     -    an independent audit function to test the programs.

     Pursuant to the mandate of the USA PATRIOT Act, the Secretary of the Treasury issued regulations effective April 24, 2002 applicable to financial institutions. Because all federally insured depository institutions are required to have anti-money laundering programs, the regulations provide that a financial institution which is subject to regulation by a "federal functional" is in compliance with the regulations if it complies with the rules of its primary federal regulator governing the establishment and maintenance of anti-money laundering programs.

     Under the authority of the USA PATRIOT Act, the Secretary of the Treasury adopted rules on September 26, 2002 increasing the cooperation and information sharing between financial institutions, regulators and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Under the new rules, a financial institution is required to:

     - expeditiously search its records to determine whether it maintains or has maintained accounts, or engaged in transactions with individuals or entities, listed in a request submitted by the Financial Crimes Enforcement Network ("FinCEN");

     -    notify FinCEN if an account or transaction is identified;

     -    designate a contact person to receive information requests;

     - limit use of information provided by FinCEN to: (1) reporting to FinCEN, (2) determining whether to establish or maintain an account or engage in a transaction and (3) assisting the financial institution in complying with the Bank Secrecy Act; and

     - maintain adequate procedures to protect the security and confidentiality of FinCEN requests.

     Under the new rules, a financial institution may also share information regarding individuals, entities, organizations and countries for purposes of identifying and, where appropriate, reporting activities that it suspects may involve possible terrorist activity or money laundering. Such information-sharing is protected under a safe harbor if the financial institution:

     - notifies FinCEN of its intention to share information, even when sharing with an affiliated financial institution;

     - takes reasonable steps to verify that, prior to sharing, the financial institution or association of financial institutions with which it intends to share information has submitted a notice to FinCEN;

     - limits the use of shared information to identifying and reporting on money laundering or terrorist activities, determining whether to establish or maintain an account or engage in a transaction, or assisting it in complying with the Bank Security Act; and

     - maintains adequate procedures to protect the security and confidentiality of the information.


     Any financial institution complying with these rules will not be deemed to have violated the privacy requirements discussed above.

     The Secretary of the Treasury also adopted a new rule on September 26, 2002 intended to prevent money laundering and terrorist financing through correspondent accounts maintained by U.S. financial institutions on behalf of foreign banks. Under the new rule, financial institutions:

     - are prohibited from providing correspondent accounts to foreign shell banks;

     - are required to obtain a certification from foreign banks for which they maintain a correspondent account stating the foreign bank is not a shell bank and that it will not permit a foreign shell bank to have access to the U.S. account;

     - must maintain records identifying the owner of the foreign bank for which they may maintain a correspondent account and its agent in the Unites States designated to accept services of legal process;

     - must terminate correspondent accounts of foreign banks that fail to comply with or fail to contest a lawful request of the Secretary of the Treasury or the Attorney General of the United States, after being notified by the Secretary or Attorney General.

     The new rule applies to correspondent accounts established after October 28, 2002.

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

EFFECT OF GOVERNMENTAL MONETARY POLICES

     Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

ITEM 2.     DESCRIPTION OF PROPERTIES

     Our main office is presently a temporary modular facility located on a 3-acre site on the south side of Georgia Highway 120, just east of the intersection of Macland Road. This site is centrally located between Dallas and Hiram, and we believe it is well suited to serve the Bank's target customers.
We will be able to offer a full array of banking services from the temporary facility which is approximately 2,500 square feet and includes one drive-up teller window and an ATM. A permanent facility will be located on the same site next to the temporary facility. We plan to break ground in April 2003 and expect to open the facility in the first quarter of 2004. The permanent facility will be approximately 12,000 square feet and will include three drive-up windows and an automated teller machine.

     We opened a full service branch on Bankhead Highway and Church Street in downtown Douglasville, Georgia on January 6, 2003. We believe the branch will allow us to provide more personal and convenient service to our many customers in Douglas County. The branch is located at 6559 E. Church Street and consists of 2,388 square feet of office space. The facility has a drive through station consisting of three teller lanes and one with a drive through automated teller service machine.

     In addition, we operate a mortgage branch in Douglasville, Georgia. The mortgage branch opened on August 1, 2002 and is approximately 1,200 square feet. It is located at 8601 Baldwin Parkway, Suite 101, Douglasville, Douglas County, Georgia. The lease for the mortgage branch expires on June 30, 2003.


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

     (b) On March 10, 2003, the Company had 441 shareholders of record who owned an aggregate of 1,200,000 shares.

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     GENERAL

     West Metro Financial Services, Inc. is a bank holding company headquartered in Dallas, Georgia organized to own all of the common stock of its bank subsidiary, First National Bank West Metro. The principal activity of the bank is to provide banking services to domestic markets, principally in Paulding County and Douglas County, Georgia. The bank is primarily regulated by the Office of the Comptroller of the Currency ("OCC") and undergoes periodic examinations by this regulatory agency. Our bank holding company is regulated by the Federal Reserve Bank and also is subject to periodic examinations.

     In 2001, we commenced an initial public offering of up to 1,200,000 shares of our common stock. The stock sale resulted in the issuance of 1,200,000 shares at a price of $10.00 per share. The offering resulted in capital of $11,866,858, net of offering expenses of $113,964. The bank opened for business on March 25, 2002 at the Intersection of Macland Road and Highway 120, Dallas, Georgia 30132.

     The following discussion focuses on significant changes in the financial condition and results of operations during the year ended December 31, 2002. Since our bank did not open until March 25, 2002, comparison of 2002 amounts to prior periods would not be meaningful. We reported our company as developmental stage entity as of December 31, 2001. This discussion and the financial information contained herein are presented to assist the reader in understanding and evaluating our financial condition, results of operations, and future prospects and should be read as a supplement to and in conjunction with the Consolidated Financial Statements and Related Notes.

                           FORWARD-LOOKING STATEMENTS

     This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words "may," "will," "anticipate," "should," "would," "believe," "contemplate," "expect," "estimate," "continue," "may," and "intend," as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

     -    the effects of future economic conditions;
     - governmental monetary and fiscal policies, as well as legislative and regulatory changes;
     - changes in interest rates and their effect on the level and composition of deposits, loan demand, and the values of loan collateral, securities and other interest-sensitive assets and liabilities;
     -    our ability to control costs, expenses, and loan delinquency rates;
          and
     - the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet.

                              RESULTS OF OPERATIONS

     A comparison between 2002 and 2001 is not relevant due to the fact that the bank was only open for business for a portion of the year during 2002 and was not open during 2001.

     Net loss for 2002 was $524,910 or $.44 per common share. Our operational results depend to a large degree on net interest income, which is the difference between the interest income received from investments (such as loans, investment securities, federal funds sold, etc.) and the interest expense, which is paid on deposit liabilities. Net interest income was $1,144,245 for the year ended December 31, 2002.

     The provision for loan losses in 2002 was $500,000. The provision for loan losses reflects management's estimate of potential losses inherent in the loan portfolio and the creation of an allowance for loan losses adequate to absorb such losses.

     Other operating income for the year ended December 31, 2002, totaled $312,227. Other operating income includes services charges on deposit accounts and mortgage origination fee income. Declining interest rates during 2002 provided us with an opportunity to derive significant income from the origination of mortgage loans. Other operating expenses in 2002 were $1,481,382. The largest component of other operating expenses is salaries and benefits, which totaled $996,040 for the year ended December 31, 2002.

     In 2002, we recognized no income tax benefit due to the fact that realization of such a benefit is dependent upon future earnings or our company.

NET  INTEREST  INCOME

     For the year ended December 31, 2002, net interest income totaled $1,144,245. Interest income from loans, including fees was $1,411,462, representing a yield of 8.04%. Interest expense totaled $431,224 for the year ended December 31, 2002. The net interest margin realized on earning assets and the interest rate spread were 5.25% and 4.18%, respectively, for the year ended December 31, 2002.

AVERAGE BALANCES AND INTEREST RATES

     The table below shows the average balance outstanding for each category of interest earning assets and interest-bearing liabilities for 2002 and the average rate of interest earned or paid thereon. Average balances have been derived from the daily balances throughout the period indicated. Yields and rates have been annualized based on the date that the bank opened, March 25, 2002. A rate volume analysis is not presented due to the fact that the bank was not open in 2001.

                                                                        AVERAGE                YIELD/
                                                                        BALANCE     INTEREST    RATE
                                                                      ------------  ---------  -------
Assets:
  Interest earning assets:
    Loans (including loan fees)                                       $ 22,710,122  1,411,462    8.04%
    Investment securities                                                2,270,340     92,095    5.25%
    Federal funds sold                                                   2,474,547     51,672    2.70%
    Other                                                                  748,120     20,240    3.50%
                                                                      ------------  ---------
  Total interest earning assets                                         28,203,129  1,575,469    7.23%
  Other non-interest earning assets                                      3,582,583
                                                                      ------------
        Total assets                                                  $ 31,785,712
                                                                      ============
Liabilities and stockholders' equity:
  Interest-bearing liabilities:
    Deposits:
      Interest-bearing demand                                         $  1,872,653     39,420    2.72%
      Savings and money market                                           5,464,598     98,325    2.33%
      Time                                                              10,749,368    286,612    3.45%
      Other                                                                242,402      6,867    3.77%
                                                                      ------------  ---------
        Total interest-bearing liabilities                              18,329,021    431,224    3.05%
Other non-interest bearing liabilities                                   2,749,801
Stockholders' equity                                                    10,706,890
                                                                      ------------
        Total liabilities and stockholders' equity                    $ 31,785,712
                                                                      ============
Excess of interest-earning assets over interest bearing liabilities   $  9,874,108
                                                                      ============
Ratio of interest-earning assets to interest-bearing liabilities              154%
Net interest income                                                                 1,144,245
                                                                                    =========
Net interest spread                                                                              4.18%
Net interest margin                                                                              5.25%

     There were no non-accrual loans during 2002.

INTEREST RATE SENSITIVITY AND ASSET LIABILITY MANAGEMENT

     Interest rate sensitivity measures the timing and magnitude of the repricing of assets compared with the repricing of liabilities and is an important part of asset/liability management of a financial institution. The objective of interest rate sensitivity management is to generate stable growth in net interest income, and to control the risks associated with interest rate movements. Management constantly reviews interest rate risk exposure and the expected interest rate environment so that adjustments in interest rate sensitivity can be timely made. Since the assets and liabilities of a bank are primarily monetary in nature (payable in fixed, determinable amounts), the performance of a bank is affected more by changes in interest rates than by inflation. Interest rates generally increase as the rate of inflation increases, but the magnitude of the change in rates may not be the same.

     Net interest income is the primary component of net income for financial institutions. Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and noninterest sensitive assets and liabilities. "Gap" is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months. Gap is an attempt to predict the behavior of the bank's net interest income in general terms during periods of movement in interest rates. In general, if the bank is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period. In a rising interest rate environment, assets repricing more quickly is expected to enhance net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities. Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At December 31, 2002, the bank, as measured by Gap, is in an asset sensitive position. Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities.

     The following table summarizes the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2002, that are expected to mature, prepay, or reprice in each of the future time periods shown. Except as stated below, the amount of assets or liabilities that mature or reprice during a particular period was determined in accordance with the contractual terms of the asset or liability. Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid based on scheduled maturities. The bank's savings accounts and interest-bearing demand accounts (NOW and money market deposit accounts), which are generally subject to immediate withdrawal, are included in the "Three Months or Less" category, although historical experience has proven these deposits to be more stable over the course of a year.

                                             AT DECEMBER 31, 2002
                                           MATURING OR REPRICING IN
                                           ------------------------
                                            (DOLLARS IN THOUSANDS)
                                                         4 MONTHS
                                             3 MONTHS       TO      1 TO 5   OVER 5
                                             OR LESS    12 MONTHS    YEARS    YEARS   TOTAL
                                            ----------  ----------  -------  -------  ------
Interest-earning assets:
  Federal funds sold                        $   1,710           -        -        -    1,710
  Investment securities                             -           -        -    2,121    2,121
  Loans                                         8,204      22,635    8,432      442   39,713
                                            ----------  ----------  -------  -------  ------
Total interest-bearing assets:                  9,914      22,635    8,432    2,563   43,544
                                            ----------  ----------  -------  -------  ------
Interest-bearing liabilities:
  Deposits:
    Savings and demand                         12,661           -        -        -   12,661
    Time deposits                                 148      10,135    9,826        -   20,109
                                            ----------  ----------  -------  -------  ------
Total interest-bearing liabilities             12,809      10,135    9,826        -   32,770
                                            ----------  ----------  -------  -------  ------
Interest sensitive difference per period    $  (2,895)     12,500   (1,394)   2,563   10,774
                                            ==========  ==========  =======  =======  ======
Cumulative interest sensitivity difference  $  (2,895)      9,605    8,211   10,774
                                            ==========  ==========  =======  =======
Cumulative difference to total assets             (6)%         21%      18%      23%
                                            ==========  ==========  =======  =======

     At December 31, 2002, the difference between the bank's liabilities and assets repricing or maturing within one year was $9,605,000. Due to an excess of assets repricing or maturing within one year, a drop in interest rates would cause the bank's net interest income to decline.

     Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may reflect changes in market interest rates differently. Additionally, certain assets, such as adjustable-rate mortgages, have features that restrict changes in interest rates, both on a short-term basis and over the life of the asset. Other factors which may affect the assumptions made in the table include changes in interest rates, pre-payment rates, early withdrawal levels, and the ability of borrowers to service their debt.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

     The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level. The provision charged to expense was $500,000 for the year ended December 31, 2002. The provision has been a result of management's efforts to increase the allowance to match the growth in the loan portfolio.
The allowance for loan losses was 1.26% of gross loans at December 31, 2002. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We anticipate maintaining an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital. We have not experienced any charge-offs in 2002. We had no past due and non-accrual loans, other real estate and repossessions as of December 31, 2002.

NONINTEREST  INCOME  AND  EXPENSE

     Noninterest income for the year ended December 31, 2002 totaled $312,227. The largest component of other income is residential mortgage origination fees, which totaled $197,106 during 2002. Lower market interest rates created significant refinancing volume in the residential mortgage market and we were able to facilitate the origination of a substantial amount of mortgage loans in 2002. Service charges on deposit accounts totaled $113,711 during the year ended December 31, 2002.

     Total noninterest expense for the year ended December 31, 2002 was $1,481,382. Salaries and benefits, the largest component of noninterest expense, totaled $996,040 for the year ended December 31, 2002. Net occupancy and equipment expense was $115,524 during 2002 and other operating expenses totaled $369,818 during 2002.

                               FINANCIAL CONDITION

     Total assets were $45,987,265 as of December 31, 2002. The primary source of growth in assets was net loans, which totaled $39,212,970 or 85% of total assets as of December 31, 2002. Investment securities available-for-sale totaled $1,795,320 at December 31, 2002. Total deposits were $34,719,753 or 75% of total assets as of December 31, 2002.

INTEREST-EARNING ASSETS

LOANS

     Gross loans totaled $39,712,970 at December 31, 2002. The largest classification of loans was in real estate construction loans, which totaled $29,440,594 or 74.13% at December 31, 2002. Balances within the major loans receivable categories as of December 31, 2002 are as follows:


     Commercial, financial and agricultural  $1,649,160        4.15%
     Real estate - mortgage                   7,909,475       19.92%
     Real estate - construction              29,440,594       74.13%
     Consumer and other                         713,741        1.80%
                                             -----------  ----------
                                             $39,712,970     100.00%
                                             ===========  ==========

As of December 31, 2002, maturities of loans in the indicated classifications were as follows:

                                 REAL ESTATE
                    COMMERCIAL   CONSTRUCTION    TOTAL
                    -----------  ------------  ----------
     Maturity
     --------
     Within 1 year  $   855,175    26,544,707  27,399,882
     1 to 5 years       793,985     2,895,887   3,689,872
     Over 5 years             -             -           -
                    -----------  ------------  ----------
       Totals       $ 1,649,160    29,440,594  31,089,754
                    ===========  ============  ==========

     As of December 31, 2002, the interest terms of loans in the indicated classification for the indicated maturity ranges are as follows (amounts are presented in thousands):

                                      FIXED          VARIABLE
                                 INTEREST RATES   INTEREST RATES    TOTAL
                                 ---------------  --------------  ---------
     Commercial
       1 to 5 years              $       707,528          86,457    793,985
       Over 5 years                            -               -          -
     Real estate - construction
       1 to 5 years                      218,933       2,676,954  2,895,887
       Over 5 years                            -               -          -
                                 ---------------  --------------  ---------

                                 $       926,461       2,763,411  3,689,872
                                 ===============  ==============  =========

INVESTMENT SECURITIES

     Investment securities available-for-sale totaled $1,795,320 at December 31, 2002. All of the bank's marketable investment securities were designated as available-for-sale at December 31, 2002 and consisted of mortgage-backed securities. The amortized cost of these investment securities was $1,772,515 at December 31, 2002.

     The following table presents the maturities of investment securities at carrying value and the weighted average yields for each range of maturities presented.

                                      MORTGAGE-BACKED   WEIGHTED AVERAGE
                                         SECURITIES          YIELDS
                                      ----------------  -----------------
     Maturities at December 31, 2002
     -------------------------------
     Within 1 year                    $              -                 -%
     After 1 through 5 years                         -                 -%
     After 5 through 10 years                        -                 -%
     After 10 years                   $      1,795,320              4.61%
                                      ----------------  -----------------

        Totals                        $      1,795,320              4.61%
                                      ================  =================

DEPOSITS

     At December 31, 2002, deposits totaled $34,719,753. Noninterest-bearing demand deposits were $1,949,670 or 6% of total deposits and interest-bearing deposits were $32,770,083 or 94% of total deposits.

     Balances within the major deposit categories as of December 31, 2002 are as follows:

     Noninterest-bearing demand deposits        $ 1,949,670       5.62%
     Interest-bearing demand deposits            11,664,692      33.60%
     Savings deposits                               996,258       2.87%
     Certificates of deposit $100,000 and over   11,259,441      32.43%
     Other time deposits                          8,849,692      25.48%
                                                -----------  ----------
                                                $34,719,753     100.00%
                                                ===========  ==========

     The average balance of deposits and the average rates paid on such deposits are summarized for 2002 in the following table. Interest costs have been annualized based on the bank's opening date of March 25, 2002.

                                   Amount     Rate
                                 -----------  -----

     Noninterest-bearing demand  $ 2,156,573     -
     Interest-bearing demand       1,872,653  2.72%
     Savings and money market      5,464,598  2.33%
     Time deposits                10,749,368  3.45%
                                 -----------

         Totals                  $20,243,192
                                 ===========

     Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2002, are summarized as follows:

     Within 3 months            $         -
     After 3 through 12 months    5,752,229
     After 12 months              5,507,212
                                -----------

         Total                  $11,259,441
                                ===========

CAPITAL  RESOURCES

     Shareholders' equity totaled $11,123,082 at December 31, 2002. We raised capital in the amount of $11,866,858 during our initial public offering, which
was completed in March 2002.   Our net loss for the year ended December 31, 2002
was $524,910 and other comprehensive income, net of tax, increased $14,139.

     Bank holding companies, such as us, and their banking subsidiaries are required by banking regulators to meet certain minimum levels of capital adequacy, which are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially common shareholders' equity less intangible assets) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in our assets, provide the weighting of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4.0% and the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%. The capital leverage ratio supplements the risk-based capital guidelines.

     Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%.

     The following table summarizes the bank's risk-based capital ratios at December 31, 2002:

        Tier 1 capital (to risk-weighted assets)       26.07%
        Total capital (to risk-weighted assets)        27.28%
        Tier 1 capital (to total average assets)       25.14%

LIQUIDITY

     The bank must maintain, on a daily basis, sufficient funds to cover the withdrawals from depositors' accounts and to supply new borrowers with funds. To meet these obligations, the bank keeps cash on hand, maintains account balances with its correspondent banks, and purchases and sells federal funds and other short-term investments. Asset and liability maturities are monitored in an attempt to match the maturities to meet liquidity needs. It is the policy of the bank to monitor its liquidity to meet regulatory requirements and their local funding requirements.

     We are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments consist of commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are written conditional commitments issued by the bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. Most letters of credit extend for less than one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. Our exposure to credit loss in the event of non-performance by the other party to the instrument is represented by the contractual notional amount of the instrument.

     Since certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit policies in making commitments to extend credit as we do for on-balance-sheet instruments. Collateral held for commitments to extend credit varies but may include accounts receivable, inventory, property, plant, equipment, and income-producing commercial properties.

     The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of December 31, 2002:

          Commitments to extend credit       $10,458,000
          Standby letters of credit          $   127,000

     Management is not aware of any significant concentrations of loans to classes of borrowers or industries that would be affected similarly by economic conditions. Although the bank's loan portfolio is diversified, a substantial portion of its borrowers' ability to honor the terms of their loans is dependent on the economic conditions in Paulding and Douglas Counties and surrounding areas.

     The bank maintains relationships with correspondent banks that can provide funds to it on short notice, if needed. Presently, the bank has arrangements with commercial banks for short term unsecured advances up to $2,000,000. The Bank also has arrangements with another financial institution for secured advances up to 10% of the Bank's assets. At December 31, 2002, this credit availability totaled $4,599,610.

     Cash and cash equivalents as of December 31, 2002 increased $2,293,213 from December 31, 2001. Cash used by operating activities totaled $101,551 in 2002, while inflows from financing activities totaled $46,080,424, which were attributable to net deposit increases and raising of our initial capital.

     During 2002, investing activities used $43,685,660. Investing activities included net loans made to customers of $39,712,970, purchases of investment securities available-for-sale of $14,114,818 and purchases of premises and equipment of $1,882,442, partially offset by maturities of investment securities available-for-sale of $12,350,420.

INFLATION

     Inflation impacts the growth in total assets in the banking industry and causes a need to increase equity capital at higher than normal rates to meet capital adequacy requirements. We cope with the effects of inflation through the management of interest rate sensitivity gap position, by periodically reviewing and adjusting its pricing of services to consider current costs and through managing our level of net income relative to our dividend payout policy.

SELECTED RATIOS

     The following table sets out certain ratios of the Company for the year ended December 31, 2002.

       Net loss to:
         Average stockholders' equity    (6.43)%
         Average assets                  (2.22)%
       Dividends to net income                -
       Average equity to average assets   34.50%

                       WEST METRO FINANCIAL SERVICES, INC.

                             SELECTED FINANCIAL DATA
                      (in thousands except per share data)


                                         2002        2001
FOR THE YEAR
  Net interest income expense        $ 1,144,245       (77)
  Provision for loan losses              500,000         -
  Noninterest income                     312,227         -
  Noninterest expense                  1,481,382   252,106
  Net loss                           $   524,910   252,183

PER COMMON SHARE
  Basic earnings (loss)              $      (.44)     (.21)
  Diluted earnings (loss)                   (.44)     (.21)
  Cash dividends declared                      -         -
  Book value                         $      9.27       N/A

AT YEAR END
  Loans, net                         $39,212,970
  Earnings assets                     43,544,140
  Assets                              45,987,265
  Deposits                            34,719,753
  Shareholders' equity               $11,123,082
  Common shares outstanding            1,200,000

AVERAGE BALANCES
  Loans                              $22,710,122
  Earnings assets                     28,203,129
  Assets                              31,785,712
  Deposits                            20,243,192
  Stockholders' equity               $10,706,890
  Weighted average shares
    outstanding                        1,200,000

KEY PERFORMANCE RATIOS
  Return on average assets                (2.22)%
  Return on average stockholders'
    equity                                (6.43)%
  Net interest margin                       5.25%
  Dividend payout ratio                        -         -
  Average equity to average assets         33.68%


ITEM 7.     CONSOLIDATED FINANCIAL STATEMENTS

     The Consolidated Financial Statements of the Company are incorporated herein by reference to Exhibit 13.1 of this Annual Report on Form 10-KSB for the year ended December 31, 2002.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Set forth below is information regarding the directors and executive officers of the Company. Each of the directors of the Company also serves as directors of the Bank. The Company, as the sole shareholder of the Bank, will nominate each of the following individuals to serve as a director of the Bank at the Bank's shareholders' meeting. Directors of the Bank serve for a term of one year and are elected by the Company each year at the Bank's annual meeting of shareholders. The Bank's officers are appointed by and hold office at the will of its board of directors.

     The following table sets forth for each director and executive officer of the Company (1) the person's name, (2) his or her age at December 31, 2002, (3) the year he or she was first elected as a director of the Company, and (4) his or her positions with the Company other than as a director and his or her other business experience for the past five years.

                              DIRECTOR  POSITION WITH THE COMPANY
NAME (AGE)                     SINCE    AND BUSINESS EXPERIENCE
----------------------------  --------  ------------------------------------------------------
J. Michael Womble (50)            2001  President, Chief Executive Officer and Chairman of
                                        the Company and Chief Executive Officer and
                                        Chairman of the Board of the Bank; previously Chief
                                        Executive Officer of First National Bank of Paulding
                                        County and Chairman of the Board of Directors;
                                        Organizer/Owner of Southlife Homes, Inc. (residential
                                        building and development)

Johnny L. Blankenship (44)        2001  President and Owner of Blankenship Homes
                                        (residential building and development)

William A. Carruth, Jr. (44)      2001  Vice Chairman of the Board of Directors of the
                                        Company and the Bank; President and Owner of
                                        Carruth Wood Products (engineer and survey
                                        supplies) and Aiken Grading Company (construction
                                        contractors)

Harold T. Echols (52)             2001  Project Manager for AT&T Communications

Kathy Hulsey (49)                       Chief Financial Officer and Senior Vice President of
                                        the Company and the Bank; previously Chief
                                        Financial Officer and Senior Vice President of
                                        Premier National Bank of Dalton and Vice President
                                        and Controller of First National Bank of Paulding
                                        County

G. Wayne Kirby (64)               2001  President, Chief Executive Officer and Owner of
                                        PKW Supply Company, Inc. (building supplies)

Claude K. Rainwater (64)          2001  Owner of Rainwater Motor Company (used car
                                        company), Style Financial Acceptance (automobile
                                        financing), and Independent Car Rental

James C. Scott, Jr. (57)          2001  Executive Vice President of MATSCO, Inc., parent
                                        company of C.W. Matthews Contracting Company
                                        (construction company)

Joey Tidwell (45)                 2002  Owner of JMC Development, Inc. (real estate
                                        development)

     The Company is filing this Annual Report on Form 10-KSB pursuant to Section 15(d) of the Securities and Exchange Act and is not subject to filings required by Section 16 of the Securities and Exchange Act.

ITEM  10.  EXECUTIVE  COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

     SUMMARY COMPENSATION TABLE. The following table presents the total compensation of the Company paid during fiscal years 2001 and 2002 to its chief executive officer. No other executive officer of the Company earned over $100,000 in salary and bonus during fiscal years 2001 and 2002.

                                                     Annual Compensation             Long Term Compensation
                                             -----------------------------------  ----------------------------
                                                                      Other
                                                                      Annual      Number of      All Other
                                              Salary     Bonus     Compensation   Securities  Compensation(1)
Name and Position                      Year     ($)       ($)          ($)        Underlying        ($)
                                                                                   Options
--------------------------------------------------------------------------------------------------------------
James M. ("Mickey") Womble,
President and Chief Executive Officer  2002  $150,000   $10,000         $0          21,000           $0
                                       2001  $ 77,575   $     0         $0               0           $0

     (1) We have omitted information on "perks" and other personal benefits because the aggregate value of these items does not meet the minimum amount required for disclosure under the Securities and Exchange Commission's regulations.

     EMPLOYMENT AGREEMENTS.

     J. MICHAEL WOMBLE.  The Company entered into an employment agreement with
J. Michael Womble on May 1, 2001 pursuant to which Mr. Womble serves as President and Chief Executive Officer of the Company and the Bank, for a term of three years. At the end of the initial three-year term of Mr. Womble's employment agreement, and at the end of each succeeding day, the agreement will be extended for an additional day, so that the unexpired term is always three years, unless either of the parties gives notice of intent not to extend the agreement.

     Mr. Womble's annual base salary under the agreement is $150,000. Beginning with the year ending December 31, 2002, he may be entitled to receive a bonus equal to 25% of his base salary if the Bank meets or exceeds the board of directors' performance targets for the Bank. Furthermore, based on the same eligibility criteria, Mr. Womble may receive a separate bonus in an amount equal to 15% of the Bank's pre-tax profits, up to 25% of his base salary. In addition, Mr. Womble will be entitled to a one-time, cash bonus in an amount equal to 10% of his annual base salary, if and when the Bank first becomes and remains cumulatively profitable for a period of three consecutive months. Mr. Womble also receives health insurance, membership fees to a country club and a monthly automobile allowance in the amount of $750.

     Pursuant to Mr. Womble's employment agreement, the Company granted him a non-qualified option to purchase 21,000 shares of the Company's common stock at $10.00 per share on March 25, 2002, the date the Bank opened for business. Mr. Womble's option was issued under our stock incentive plan and constitutes approximately 38% of the shares reserved for issuance under the plan. Mr. Womble's option generally becomes exercisable in equal one-third annual increments over a three-year period beginning on the one-year anniversary of the Bank opening for business. In addition, the Company will grant Mr. Womble an annual option to purchase 3,000 shares of our common stock if the Bank successfully reaches its designated performance targets for the fiscal year.
The annual option will be granted at an exercise price per share no greater than fair market value as determined on the grant date.

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

OPTION GRANTS IN FISCAL YEAR 2002

     The following table sets forth information at December 31, 2002, and for the fiscal year then ended, concerning stock options granted to the executive officer listed below. The listed executive officer did not exercise any options to purchase common stock of the Company during 2002. We have not granted any stock appreciation rights, restricted stock or stock incentives other than stock options.

                                      Percent of
                      Number of     Total Options
                     Securities       Granted to
                     Underlying      Employees in   Exercise Price
NAME               Options Granted   Fiscal Year       Per Share     Expiration Date
-----------------  ---------------  --------------  ---------------  ---------------
J. Michael Womble
                            21,000          100.0%  $         10.00        3/25/2012

OPTIONS EXERCISED IN FISCAL YEAR 2002

     No options were exercised by our named executive officers in fiscal year 2002.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number of shares of the Company's common stock beneficially owned as of March 1, 2002 by (a) each executive officer and director of the Company, (b) all executive officers and directors, as a group, and (c) the shareholders owning more than 5% of the Company's outstanding common stock. The information shown below is based upon information furnished to the Company by the named persons. Unless otherwise indicated, each person is the record owner and has sole voting and investment power with respect to his or her shares. The Company is unaware of any other shareholder owning more than 5% of the Company's outstanding common stock.

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

NAME OF BENEFICIAL OWNER                  NUMBER OF SHARES   PERCENT OF CLASS
----------------------------------------  -----------------  -----------------
J. Michael Womble (50)
2900 Rome Road                                   217,265(1)              18.1%
Cedartown, Georgia 30125

Johnny L. Blankenship (44)
5303 Slater Mill Circle                             40,000                3.3%
Douglasville, Georgia 30135

William A. Carruth, Jr. (44)
980 Hiram-Acworth Highway                         75,900(2)               6.3%
Hiram, Georgia 30141

Harold T. Echols (52)
4645 Macland Road                                   20,000                1.7%
Hiram, Georgia 30141

Kathy Hulsey (49)
502 Zion Church Road                               3,200(3)                 *
Dallas, Georgia 30157

G. Wayne Kirby (64)
8274 Cartersville Highway                         21,500(4)               1.8%
Dallas, Georgia 30132


NAME OF BENEFICIAL OWNER                  NUMBER OF SHARES   PERCENT OF CLASS
----------------------------------------  -----------------  -----------------

Claude K. Rainwater, Jr. (64)
4019 Cole Road                                      20,000                1.7%
Villa Rica, Georgia 30180

James C. Scott, Jr. (57)
5080 Due West Road                                42,500(5)               3.4%
Powder Springs, Georgia 30127

Joey Tidwell (45)
82 River Ridge Church Road                          90,000                7.5%
Dallas, Georgia 30157

All organizers, directors and executive
 officers as a group (9 persons)                   530,365               44.2%
                                          =================  =================


ADDITIONAL 5% SHAREHOLDERS
----------------------------------------

Wayne Tibbits                                     62,500(6)               5.2%

The Crestwood Suites Trust                          60,000                5.0%

_______________________
*    Less than 1% of class

(1) Includes 200 shares owned by Mr. Womble's spouse as a joint tenant with his spouse's parent. Also includes 7,000 shares that Mr. Womble has the right to acquire by exercising options that are exercisable within 60 days after the record date.

(2)  Includes 900 shares owned by Mr. Carruth's spouse.

(3)  Includes 200 shares owned by Ms. Hulsey's spouse.

(4)  Includes 1,500 shares owned by Mr. Mr. Kirby's spouse.

(5) Includes 10,000 shares owned by MATSCO, Inc., of which Mr. Scott is Executive Vice President.

(6)  Includes 10,000 shares owned by Mr. Tibbits spouse.

     The following table sets forth information regarding the Company's equity compensation plans under which shares of the Company's common stock are authorized for issuance. The only equity compensation plan maintained by the Company is the West Metro Financial Services, Inc. 2001 Stock Incentive Plan.

                                                                                       Number of shares
                                                                                   remaining available for
                           Number of securities to be  Weighted-average exercise  future issuance under the
                            issued upon exercise of            price of                 Plan (excludes
                              outstanding options         outstanding options        outstanding options)
                           --------------------------  -------------------------  --------------------------
Equity compensation plans
approved by security
holders                                    21,000                          10.00                      34,000

Equity compensation plans
not approved by security
holders                                   300,000 (1)                      10.00                           0

Total                                     321,000                          10.00                      34,000

(1) Each of our organizing directors devoted substantial time and effort to the activities necessary to organize the Company and the Bank. Additionally, each of them agreed to guarantee indebtedness of the Company. In consideration of these efforts and in recognition of their financial risks, each of our organizing directors received a warrant to purchase a number of shares of common stock equal to the number of shares he or she purchased in the offering, up to an aggregate maximum of 300,000. Since our organizing directors purchased an aggregate of more than 300,000 shares the initial public offering, the aggregate maximum number of shares subject to the warrants was allocated among our organizing directors on a pro rata basis based on the number of shares the director purchased in the initial public offering.


ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Our directors, officers and their affiliates, including members of their families or businesses and other organizations with which they are associated, make banking and other transactions in the ordinary course of business with the Bank. It is the policy of the Bank that any loans or other transactions with those persons or entities (a) are made in accordance with applicable law and the Bank's lending policies, (b) are made on substantially the same terms, including price, interest rates and collateral, as those prevailing at the time for comparable transactions with other unrelated parties of similar standing, and
(c) are not expected to involve more than the normal risk of collectibility or present other unfavorable features to the Company and the Bank. In addition, all transactions with our directors, officers and their affiliates are on terms no less favorable than could be obtained from an unaffiliated third party, and must be approved by a majority of our directors, including a majority of the directors who do not have an interest in the transaction.

     In addition to the transactions in the ordinary course of business, we have entered into the following transactions with the directors indicated:

- GRADING OF MAIN OFFICE SITE. We employed Aiken Grading Company to provide grading services for our main office site. William A. Carruth, Jr., our Vice Chairman of the Board of Directors, is president and owner of Aiken Grading. We paid Aiken Grading $146,521 for these services. We believe that the price of the grading services provided by Aiken Grading was no more expensive than what we could have obtained from an unrelated third party.

- PAVING OF MAIN OFFICE SITE. We employed C.W. Mathews Contracting Company to pave our main office site. James C. Scott, one of our directors serves as executive vice president of MATSCO, Inc., the parent company of C.W. Mathews. We paid C.W. Mathews $62,589 to pave our main office site. We do not believe that we could have received a better price from an unrelated third party.

ITEM 13.     EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)     Exhibits

Exhibit
Number   Exhibit
-------  ------------------------------------------------------------------------
3.1      Articles of Incorporation(1)

3.2      Bylaws(1)

4.1      Specimen Common Stock Certificate(1)

4.2      See Exhibits 3.1, 3.2 and 3.3 for provisions of the Articles of
         Incorporation and Bylaws defining rights of holders of the Common
         Stock

10.1     Purchase Agreement by and between West Metro Financial Services,
         Inc. and J. Michael Womble and Thomas Aiken dated May 30, 2001
         (permanent facility)(1)

10.2     Purchase Agreement by and between West Metro Financial Services,
         Inc. and Southern Bank Supplies, Inc. dated August 21, 2001
         (temporary facility)(3)

10.3     Form of West Metro Financial Services, Inc. Organizers' Warrant
         Agreement (1)

10.4     West Metro Financial Services, Inc. 2001 Stock Incentive Plan(1) (2)

10.5     Form of Non-Qualified Option and form of an Incentive Stock
         Option(1) (2)


Exhibit
Number   Exhibit
-------  ------------------------------------------------------------------------

10.6     Employment Agreement dated as of June 1, 2001 by and between First
         National Bank West Metro (In Organization), West Metro Financial
         Services, Inc. and J. Michael Womble(1) (2)

10.7     Employment Agreement dated as of June 29, 2001 by and between First
         National Bank West Metro (In Organization), West Metro Financial
         Services, Inc. and Kathy Hulsey(1) (2)

13.1 West Metro Financial Services Inc. Consolidated Financial Statements as of December 31, 2002

22.1     Subsidiaries of Registrant

24.1 Power of Attorney (appears on the signature pages to this Annual Report on Form 10-KSB)

99.1     Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002

99.2     Proxy Statement for 2003 Annual Meeting to be held on April 24,2003

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

(b)     Reports on Form 8-K filed in the fourth quarter of 2002:  None.


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS.

     The Company plans to provide its audited financial statements to shareholders. The Company's financial statements are included in this Annual Report on Form 10-KSB. See "Part II--Item7. Financial Statements."

ITEM 14.     CONTROLS AND PROCEDURES

     Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies and material weaknesses.

                                   SIGNATURES

     Pursuant  to  the  requirements  of  Section  13 or 15(d) of the Securities
Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     WEST METRO FINANCIAL SERVICES, INC.


                                     By:   /s/J. Michael Womble
                                           -------------------------------------
                                           J. Michael Womble
                                           President and Chief Executive Officer

                                     Date: March 20, 2003



                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the signature page to this Report constitutes and appoints J. Michael Womble and William A. Carruth, Jr., his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits hereto, and other documents in connection herewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE                                 TITLE                  DATE
-----------------------------  ---------------------------  --------------

                               President, Chief Executive
                               Officer and Chairman of the
 /s/ J. Michael Womble         Board of Directors           March 20, 2003
-----------------------------
J. Michael Womble*


 /s/ Johnny L. Blankenship     Director                     March 20, 2003
-----------------------------
Johnny L. Blankenship

SIGNATURE                                 TITLE                  DATE
-----------------------------  ---------------------------  --------------

 /s/ William A. Carruth, Jr.   Director                     March 20, 2003
-----------------------------
William A. Carruth, Jr.


 /s/Harold T. Echols           Director                     March 20, 2003
-----------------------------
Harold T. Echols


 /s/ Kathy Hulsey              Chief Financial Officer      March 20, 2003
-----------------------------
Kathy Hulsey**


 /s/ G. Wayne Kirby            Director                     March 20, 2003
-----------------------------
G. Wayne Kirby


 /s/ Claude K. Rainwater, Jr.  Director                     March 20, 2003
-----------------------------
Claude K. Rainwater, Jr.


 /s/ James C. Scott, Jr.       Director                     March 20, 2003
-----------------------------
James C. Scott, Jr.



 /s/ Joey Tidwell              Director                     March 20, 2003
-----------------------------
Joey Tidwell

____________________________
*   Principal executive officer.
**  Principal financial and accounting officer.

                                  CERTIFICATION


     I, J. Michael Womble, certify that:

     1. I have reviewed this annual report on Form 10-KSB of West Metro Financial Services, Inc. (the "Registrant");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officers and I have disclosed, base on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003                         J. Michael Womble
                                             ----------------------------
                                             J. Michael Womble
                                             Chief Executive Officer

                                  CERTIFICATION


     I, Kathy Hulsey, certify that:

     1. I have reviewed this annual report on Form 10-KSB of West Metro Financial Services, Inc. (the "Registrant");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officers and I have disclosed, base on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003                         /s/ Kathy Hulsey
                                             ----------------------------
                                             Kathy Hulsey
                                             Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------

(a)     Exhibits

Exhibit
Number   Exhibit
-------  ------------------------------------------------------------------------

3.1      Articles of Incorporation(1)

3.2      Bylaws(1)

4.1      Specimen Common Stock Certificate(1)

4.2      See Exhibits 3.1, 3.2 and 3.3 for provisions of the Articles of
         Incorporation and Bylaws defining rights of holders of the Common
         Stock

10.1     Purchase Agreement by and between West Metro Financial Services,
         Inc. and J. Michael Womble and Thomas Aiken dated May 30, 2001
         (permanent facility)(1)

10.2     Purchase Agreement by and between West Metro Financial Services,
         Inc. and Southern Bank Supplies, Inc. dated August 21, 2001
         (temporary facility)(3)

10.3     Form of West Metro Financial Services, Inc. Organizers' Warrant
         Agreement (1)

10.4     West Metro Financial Services, Inc. 2001 Stock Incentive Plan(1) (2)

10.5     Form of Non-Qualified Option and form of an Incentive Stock
         Option(1) (2)

10.6     Employment Agreement dated as of June 1, 2001 by and between First
         National Bank West Metro (In Organization), West Metro Financial
         Services, Inc. and J. Michael Womble(1) (2)

10.7     Employment Agreement dated as of June 29, 2001 by and between First
         National Bank West Metro (In Organization), West Metro Financial
         Services, Inc. and Kathy Hulsey(1) (2)

13.1 West Metro Financial Services Inc. Consolidated Financial Statements as of December 31, 2002


Exhibit
Number   Exhibit
-------  ------------------------------------------------------------------------

22.1     Subsidiaries of Registrant

24.1 Power of Attorney (appears on the signature pages to this Annual Report on Form 10-KSB)

99.1     Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Proxy Statement for 2003 Annual Meeting of Shareholders to be held on April 24, 2003

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