Form 10QSB
period 2003-03-31
WEST METRO FINANCIAL SERVICES INC
filed 2003-05-14
CIK 1157294

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

                                       OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from _______ to


                       West Metro Financial Services, Inc.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

           Georgia                   6711                     58-2643181
     -----------------        ------------------          -----------------
   (State of Jurisdiction   (Primary Standard Industrial  (I.R.S. Employer
     of Incorporation or     Classification  Code          Identification
       organization)               Number)                       No.)


      1242  Marietta  Highway,  Dallas,  Georgia                30157
     -------------------------------------------          -----------------
     (Address  of  principal  executive offices)             (Zip  Code)

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

                                   YES XX   NO
                                       --

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,200,000 shares of common stock, $1 par value per share, issued and outstanding as of April 30, 2003.

     Transitional Small Business Disclosure Format (check one):  YES     NO  XX
                                                                     --      --

                       WEST METRO FINANCIAL SERVICES, INC.

                                      INDEX

                                                                                      Page No.
                                                                                      --------
PART I      FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Consolidated Balance Sheet (unaudited) at March 31, 2003                      3

            Consolidated Statements of Operations (unaudited) for the Three
              Months Ended March 31, 2003 and 2002                                        4

            Consolidated Statements of Comprehensive Income (unaudited) for the
              Three Months Ended March 31, 2003 and 2002                                  5

            Consolidated Statements of Cash Flows (unaudited) for the Three
              Months Ended March 31, 2003 and 2002                                        6

            Notes to Consolidated Financial Statements (unaudited)                        7

  Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                       9

  Item 3.   Controls and Procedures                                                      11


PART II.    OTHER INFORMATION

  Item 1.   Legal Proceedings                                                            12

  Item 2.   Changes in Securities and Use of Proceeds                                    12

  Item 3.   Defaults Upon Senior Securities                                              12

  Item 4.   Submission of Matters to a Vote of Security Holders                          12

  Item 5.   Other Information                                                            12

  Item 6.   Exhibits and Reports on Form 8-K                                             12


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

                       WEST METRO FINANCIAL SERVICES, INC.

                         PART I.  FINANCIAL INFORMATION

     ITEM  1.     FINANCIAL  STATEMENTS

                       WEST METRO FINANCIAL SERVICES, INC.
                           Consolidated Balance Sheet
                                 March 31, 2003
                                   (Unaudited)


                                  Assets
                                  ------
Cash and due from banks                                           $ 1,458,864
Federal funds sold                                                  7,097,000
                                                                  ------------

    Cash and cash equivalents                                       8,555,864

Investment securities available-for-sale                            1,599,749
Other investments                                                     382,550
Loans, net                                                         47,858,727
Premises and equipment, net                                         2,115,734
Accrued interest receivable and other assets                          429,022
                                                                  ------------

                                                                  $60,941,646
                                                                  ============

                      Liabilities and Stockholder's Equity
                      ------------------------------------

Liabilities:
    Deposits:
      Noninterest-bearing                                         $ 3,822,732
      Interest-bearing                                             45,935,270
                                                                  ------------

    Total deposits                                                 49,758,002

 Accrued interest payable and other liabilities                       112,886
                                                                  ------------

    Total liabilities                                              49,870,888
                                                                  ------------

Stockholders' equity:
    Preferred stock, no par value; 2,000,000 authorized;
      no shares issued and outstanding                                      -
    Common stock, $1 par value; authorized
      10,000,000 shares; 1,200,000 shares issued and outstanding    1,200,000
    Additional paid-in capital                                     10,686,036
    Accumulated deficit                                              (825,934)
    Accumulated other comprehensive income                             10,656
                                                                  ------------

             Total stockholders' equity                            11,070,758
                                                                  ------------

                                                                  $60,941,646
                                                                  ============

See  accompanying  notes  to  consolidated  financial  statements.

                       WEST METRO FINANCIAL SERVICES, INC.

                      Consolidated Statements of Operations

               For the Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)


                                                       2003       2002
                                                     ---------  ---------
Interest income:
    Interest and fees on loans                       $761,975     11,330
    Interest on investment securities                  22,581     33,289
    Interest on federal funds sold                     13,757        501
    Other interest income                                   -      2,221
                                                     ---------  ---------

Total interest income                                 798,313     47,341
                                                     ---------  ---------

Interest expense:
    Interest-bearing demand deposits                   24,417        109
    Savings deposits                                  266,077        932
    Borrowings                                              -      6,867
                                                     ---------  ---------

    Total interest expense                            290,494      7,908
                                                     ---------  ---------

    Net interest income                               507,819     39,433

Provision for loan losses                             106,000     27,000
                                                     ---------  ---------

Net interest income after provision for
  loan losses                                         401,819     12,433
                                                     ---------  ---------

Other income:
    Service charges on deposit accounts                19,375         75
    Mortgage loan fees                                 95,789
    Other income                                          831          -
                                                     ---------  ---------
        Total other income                            115,995         75
                                                     ---------  ---------

Other expense:
    Salaries and other personnel expense              361,090    121,135
    Net occupancy and equipment expense                62,682      5,231
    Other operating expense                           142,882     60,233
                                                     ---------  ---------

        Total other expense                           566,654    186,599
                                                     ---------  ---------

        Net loss                                     $(48,840)  (174,091)
                                                     =========  =========

        Basic and diluted loss per share             $  (0.04)     (0.15)
                                                     =========  =========

See  accompanying  notes  to  consolidated  financial  statements.

                         WEST METRO FINANCIAL SERVICES, INC.

                   Consolidated Statements of Comprehensive Income

                 For the Three Months Ended March 31, 2003 and 2002
                                     (Unaudited)


                                                                  2003       2002
                                                                ---------  ---------
Net loss                                                        $(48,840)  (174,091)
                                                                ---------  ---------
Other comprehensive income, net of tax, consisting of
  unrealized losses on investment securities
  available-for-sale                                              (3,483)    (3,276)
                                                                ---------  ---------

Comprehensive income (loss)                                     $(52,323)  (177,367)
                                                                =========  =========

See  accompanying  notes  to  consolidated  financial  statements.

                          WEST METRO FINANCIAL SERVICES, INC.

                         Consolidated Statements of Cash Flows
                       For the Three Months Ended March 31, 2003
                                      (Unaudited)

                                                                  2003         2002
                                                              ------------  -----------
Cash flows from operating activities:
    Net loss                                                  $   (48,840)    (174,091)
      Adjustments to reconcile net loss to
        net cash used by operating activities:
          Provision for loan losses                               106,000       27,000
          Depreciation, amortization and accretion                 45,981      (15,270)
          Gain on paydowns of investment securities
            available-for-sale                                     (2,643)           -
          Change in other                                        (152,688)      (1,745)
                                                              ------------  -----------

              Net cash used by operating activities               (52,190)    (164,106)
                                                              ------------  -----------

Cash flows from investing activities:
    Proceeds from maturities and paydowns of
      investment securities available-for-sale                    192,401            -
    Purchases of investment securities available-for-sale               -   (6,586,461)
    Purchases of other investments                                (56,700)    (349,888)
    Net change in loans                                        (8,751,757)  (1,758,830)
    Payments for offering expenses                                      -      (15,693)
    Purchases of premises and equipment                          (111,396)    (902,958)
                                                              ------------  -----------

        Net cash used by investing activities                  (8,738,024)  (9,613,830)
                                                              ------------  -----------

Cash flows from financing activities:
    Net change in deposits                                     15,038,249    3,571,869
    Repayment of organizational share of stock                          -          (10)
    Proceeds from sale of common stock                                  -   12,000,000
    Repayment of advances from organizers                               -     (140,000)
    Repayment of line of credit                                         -     (482,804)
                                                              ------------  -----------

              Net cash provided by financing activities        15,038,249   14,949,055
                                                              ------------  -----------

Net change in cash and cash equivalents                         6,258,607    5,171,119

Cash and cash equivalents at beginning of the period            2,297,257        4,044
                                                              ------------  -----------

Cash and cash equivalents at end of the period                $ 8,555,864    5,175,163
                                                              ============  ===========

Supplemental disclosure of amount paid for interest           $   283,800        1,041

Noncash investing activities:
    Change in unrealized gain (loss) on securities
      available-for-sale, net of tax                          $    (3,483)      (3,276)

See  accompanying  notes  to  consolidated  financial  statements.

                       WEST METRO FINANCIAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  ORGANIZATION
     ------------
     West Metro Financial Services, Inc. (the "Company"), a bank holding company, owns 100% of the outstanding stock of First National Bank West Metro (the "Bank"), a national bank operating in Paulding County and Douglas County, Georgia. During the first quarter of 2002, the Company raised $11,866,036, net of offering expenses of $113,964, through the sale of 1,200,000 shares of its $1 par value common stock at $10.00 per share. On March 25, 2002, the Company used $11,500,000 of the net proceeds from this public offering to purchase 100% of the outstanding common stock of the Bank. The organizers of the Bank filed a joint application to organize the Bank with the Office of the Comptroller of Currency and the Federal Deposit Insurance Corporation and, upon receiving final approval of the application from both of these regulatory agencies, the Bank opened for business on March 25, 2002.

     First National Bank West Metro, is a community oriented commercial bank with emphasis on retail banking and offers such customary banking services as consumer and commercial checking accounts, savings accounts, certificates of deposit, commercial, consumer and real estate loans, money transfers and a variety of other banking services.

     Operations through March 25, 2002 relate primarily to expenditures by the organizers for incorporating and organizing the Company and the Bank. The Company was previously reported on as a development stage corporation.

     In connection with the Company's formation and initial offering, the Company issued 300,000 warrants to purchase its common stock to the organizers. The warrants allow each holder to purchase one additional share of common stock for each share purchased in connection with the initial offering. The warrants are exercisable for a term of ten years and vest at the rate of one-third per year. The exercise price of the warrants is at the initial offering price of $10 per share. The Company has also reserved 113,000 shares for the issuance of options under an employee incentive stock option plan.

     The interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter ended March 31, 2003 are not necessarily indicative of the results of a full year's operations. For further information, readers should refer to Form 10-KSB for the year ended December 31, 2002.

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

(3)  NET  LOSS  PER  COMMON  SHARE
     -----------------------------
     Net loss per common share is calculated by dividing net loss by the actual number of common shares outstanding (1,200,000). The net loss per common share for the three months ended March 31, 2003 and 2002 was $0.04 and $0.15, respectively.

(4)  STOCK-BASED  COMPENSATION
     -------------------------
     The Company sponsors stock-based compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement of Financing Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the three months ended March 31, 2003 and 2002.


                                                                 2003         2002
                                                             -------------  ---------
           Net loss as reported                              $    (48,840)  (174,091)

           Deduct: Total stock-based employee compensation
             expense determined under fair-value based
             method for all awards                                (85,333)   (85,333)
                                                             -------------  ---------

           Pro forma net loss                                $   (134,173)  (259,424)
                                                             =============  =========
           Basic and diluted loss per share:

           As reported                                       $       (.04)      (.15)
                                                             =============  =========

           Pro forma                                         $       (.11)      (.22)
                                                             =============  =========


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

FORWARD-LOOKING STATEMENTS

This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words "may," "will," "anticipate," "should," "would," "believe," "contemplate," "expect," "estimate," "continue," and "intend," as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

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

FINANCIAL  CONDITION

At March 31, 2003, The Company had total assets of $60,942,000. These assets consisted principally of approximately $8,556,000 in cash and cash equivalents, $1,600,000 in securities available for sale, $47,859,000 in loans and approximately $2,116,000 in premises and equipment. We opened a full-service branch in Douglasville, Georgia on January 6, 2003.

The Company had deposits of $49,758,000 at March 31, 2003, an accumulated deficit of $826,000 and total stockholders' equity of $11,071,000.

RESULTS  OF  OPERATIONS

A comparison between 2003 and 2002 is not relevant and are not presented in this report due to the fact that the Bank was only open for business five days during the three months ended March 31, 2002. The loss for the three months ended March 31, 2002 resulted primarily from expenses incurred in connection with activities related to the organization of the Bank. These activities included preparing and filing an application to charter the Bank and for federal deposit insurance; responding to questions and providing additional information to the regulators in connection with the application process; preparing and filing a registration statement with the Securities and Exchange Commission; selling the Company's common stock; holding meetings among various organizers regarding the application and registration statement, target markets and capitalization issues; hiring qualified personnel to work for the Bank; conducting public relations activities on behalf of the Company; developing prospective business contacts; and taking other actions necessary to open the Bank. Because the Company was in the organization stage and the Bank did not begin its operations until March 25, 2002, it had limited operations from which to generate revenues.

NET  INTEREST  INCOME

For the three months ended March 31, 2003, interest income totaled $798,000. The yield on interest earning assets was 6.40% for the three months ended March 31, 2003. Interest expense totaled $290,000 for the three months ended March
31, 2003. The cost of interest bearing liabilities was 3.00% for the three months ended March 31, 2003. Net interest income was $508,000 for the three months ended March 31, 2003. The net interest spread was 3.41% for the three months ended March 31, 2003. The net interest margin, which takes into account the benefit of non interest bearing liabilities, was 4.07% for the three months ended March 31, 2003.

PROVISION  AND  ALLOWANCE  FOR  LOAN  LOSSES

We have developed policies and procedures for evaluating the overall quality of our credit portfolio and the timely identification of potential credit problems.

We have established an allowance for loan losses through a provision for loan losses charged to expense on our statement of operations. The allowance represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. The provision for loan losses was $106,000 for the three months ended March 31, 2003. Our judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, overall portfolio quality, and review of specific problem loans. Due to our limited operating history, the provision for loan losses has been made primarily as a result of our assessment of general loan loss risk as compared to banks of similar size and maturity. We do not allocate the allowance for loan losses to specific categories of loans but evaluate the adequacy on an overall portfolio basis using a loan grading system that rates loans in different categories. Certain grades representing criticized or classified loans are assigned allocations of loss based on our estimate of potential loss that is generally based on historical losses and/or collateral deficiencies. Other loans are graded by type and allocated loss ranges based on our perceived inherent loss for the loan type. The combination of these results are compared monthly to the recorded allowance for loan losses and material differences are adjusted by increasing or decreasing the provision for loan losses. We use an independent third party loan reviewer to challenge and corroborate the loan grading system and provide additional analysis in determining the adequacy of the allowance for loan losses and the future provisions for estimated loans.

At March 31, 2003, the allowance for loan losses was $606,000, which represented 1.25% of outstanding portfolio loans. We believe that the allowance for loan losses is adequate, based on internal reviews and external reviews of the quality of the loan portfolio and bank peer group data. While we do use available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the bank's allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on judgments different than ours.

Our evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time. As of March 31, 2003, we did not have any loans over 30 days or more past due or any charge-offs.

OTHER  INCOME

For the three months ended March 31, 2003, other operating income totaled $116,000, consisting of $19,000 of service charges on deposit accounts, $96,000 of mortgage origination fees, and $1,000 of other miscellaneous fees.

OTHER  EXPENSES

For the three months ended March 31, 2003, other operating expenses totaled $567,000. These other expenses consisted primarily of salaries and benefits, occupancy expenses, data processing fees, stationery and supplies and outside services.

The Company has recorded no provision for income taxes due to cumulative net operating losses incurred to date.

OFF  BALANCE  SHEET  RISK
-------------------------

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2003, we had issued commitments to extend credit of $12,977,000 through various types of commercial lending arrangements at variable rates. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

We currently operate our main office out of a temporary facility located on land that we own. We are currently in the process of finalizing plans to build our permanent main office on this site. We have contracted with an architect and construction company to design and build this permanent facility and anticipate that it will be completed in the first quarter of 2004. Total construction costs for this facility are expected to be approximately $2,200,000.

CAPITAL
-------

The Company raised $11,866,036, net of offering expenses of $133,964, in the offering. It used these funds to purchase 100% of the shares of the Bank for $11,500,000 and for working capital. The Company believes this amount will be sufficient to fund the activities of the Bank in its initial stages of operations, and that the Bank will generate sufficient income from operations to fund its activities on an ongoing basis. There can be no assurance, however, that the Company will achieve any particular level of profitability.

The following tables present the Bank's regulatory capital position at March 31, 2003:


     Risk-Based  Capital  Ratios
     ---------------------------
     Tier 1 Tangible Capital, Actual                           20.92%
     Tier 1 Tangible Capital minimum requirement                8.00%
                                                               ------

     Excess                                                    12.92%
                                                               ======

     Total Capital, Actual                                     22.10%
     Total Capital minimum requirement                          4.00%
                                                               ------

     Excess                                                    18.10%
                                                               ======

     Leverage Ratio
     --------------

     Tier 1 Tangible Capital to adjusted total assets, Actual  20.03%
     Minimum leverage requirement                               3.00%
                                                               ------

     Excess                                                    17.03%
                                                               ======


ITEM  3.  CONTROLS  AND  PROCEDURES
-----------------------------------

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

ITEM 2.   CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     (a)  Not  applicable
     (b)  Not  applicable
     (c)  Not  applicable
     (d)  Not  applicable

ITEM 3.   DEFAULTS  UPON  SENIOR  SECURITIES

          Not  applicable

ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     (a)  The  2003  Annual  Meeting of Shareholders was held on April 24, 2003.

     (b)  Election  of  Directors

          The following are the results of the votes cast by shareholders present at the 2003 Annual Meeting of Shareholders, by proxy or in person, for the proposal to elect the following directors to serve until the 2004 Annual Meeting of Shareholders:


                                          For    Withhold
                                        -------  --------
               J. Michael Womble        833,675       -
               Johnny L. Blankenship    833,675       -
               William A. Carruth, Jr.  833,675       -
               Harold T. Echols         833,675       -
               G. Wayne Kirby           833,675       -
               Claude K. Rainwater      833,675       -
               James C. Scott, Jr.      833,675       -
               Joey Tidwell             833,675       -


     (c) The shareholders approved an amendment to the West Metro Financial Services, Inc. 2001 Stock Incentive Plan. The purpose of the amendment was to increase the number of shares reserved for issuance under the Stock Incentive Plan from 55,000 to 113,000. Total votes for this amendment were 791,475 and total votes against this amendment were 42,200.


ITEM 5.   OTHER  INFORMATION

          None

ITEM 6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits

          99.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

     (b)  Reports  on  Form  8-K
          None

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             WEST METRO FINANCIAL SERVICES, INC.




     Dated:  May  13,  2003                  By:  /S/  J.  MICHAEL  WOMBLE
             --------------                     --------------------------------
                                                J.  Michael  Womble
                                                President, Chief Executive
                                                Officer  and  Director




     Dated:  May  13,  2003                     By:  /S/  KATHY  HULSEY
             --------------                     --------------------------------
                                                Kathy  Hulsey
                                                Chief  Financial Officer and
                                                Principal Accounting Officer

                                  CERTIFICATION
I, J. Michael Womble, certify that:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

                                          /S/ J. MICHAEL WOMBLE
                                          ---------------------
                                          J. Michael Womble
                                          President and Chief Executive Officer

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 13, 2003

                                          /S/ KATHY HULSEY
                                          ----------------
                                          Kathy Hulsey
                                          Principal Accounting and Chief
                                          Financial Officer