Form 10QSB
period 2003-06-30
WEST METRO FINANCIAL SERVICES INC
filed 2003-08-14
CIK 1157294

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2003

                                       OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period from            to
                                                 ----------


                      West Metro Financial Services, Inc.
                      -----------------------------------
             (Exact name of registrant as specified in its charter)

         Georgia                           6711                  58-2643181
-----------------------------   ---------------------------   -----------------
  (State of Jurisdiction of    (Primary Standard Industrial   (I.R.S. Employer
Incorporation or organization)  Classification Code Number)  Identification No.)



 1242  Marietta  Highway,  Dallas,  Georgia                       30157
-------------------------------------------              -----------------------
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

                                   YES XX   NO
                                       --

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,200,000 shares of common stock, $1 par value per share, issued and outstanding as of August 11, 2003.

     Transitional Small Business Disclosure Format (check one): YES       NO XX
                                                                    ---      ---

                       WEST METRO FINANCIAL SERVICES, INC.

                                      INDEX

                                                                        Page No.
                                                                       ---------
PART I      FINANCIAL  INFORMATION

  Item 1.   Financial Statements

            Consolidated  Balance  Sheet  (unaudited)  at June 30, 2003        3

            Consolidated Statements of Operations (unaudited) for the
              Three Months and Six Months  Ended June 30, 2003 and 2002        4

            Consolidated Statements of Comprehensive Income (unaudited) for
              the Six Months Ended June 30, 2003 and 2002                      5

            Consolidated Statements of Cash Flows (unaudited) for the Six
              Months Ended June 30, 2003 and 2002                              6

            Notes  to  Consolidated  Financial  Statements  (unaudited)        7

  Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                            9

  Item 3.   Controls and Procedures                                           11


PART II.    OTHER  INFORMATION

  Item  1.  Legal  Proceedings                                                12

  Item  2.  Changes  in  Securities                                           12

  Item  3.  Defaults  Upon  Senior  Securities                                12

  Item  4.  Submission of Matters to a Vote of Security Holders               12

  Item  5.  Other  Information                                                12

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

                       WEST METRO FINANCIAL SERVICES, INC.

                         PART I.  FINANCIAL INFORMATION

     ITEM  1.     FINANCIAL  STATEMENTS

                      WEST METRO FINANCIAL SERVICES, INC.
                           Consolidated Balance Sheet
                                  June 30, 2003
                                   (Unaudited)


                                    Assets
                                    ------

Cash and due from banks                                            $ 1,093,925
Federal funds sold                                                   5,228,000
                                                                   ------------

      Cash and cash equivalents                                      6,321,925

Investment securities available-for-sale                             1,353,792
Other investments                                                      379,250
Loans, net                                                          52,678,312
Premises and equipment, net                                          2,124,003
Accrued interest receivable and other assets                           396,775
                                                                   ------------

                                                                   $63,254,057
                                                                   ============


                      Liabilities and Stockholders' Equity
                      ------------------------------------

Liabilities:
  Deposits:
      Noninterest-bearing                                          $ 4,084,061
      Interest-bearing                                              47,956,933
                                                                   ------------

      Total deposits                                                52,040,994

  Accrued interest payable and other liabilities                       145,873
                                                                   ------------

      Total liabilities                                             52,186,867
                                                                   ------------

Stockholders' equity:
  Preferred stock, no par value; 2,000,000 authorized;
      no shares issued and outstanding
  Common stock, $1 par value; authorized
      10,000,000 shares; 1,200,000 shares issued and outstanding     1,200,000
  Additional paid-in capital                                        10,686,036
  Accumulated deficit                                                 (827,748)
  Accumulated other comprehensive income (loss)                          8,902
                                                                   ------------

      Total stockholders' equity                                    11,067,190
                                                                   ------------

                                                                   $63,254,057
                                                                   ============

See  accompanying  notes  to  unaudited  consolidated  financial  statements.

                                 WEST METRO FINANCIAL SERVICES, INC.

                                Consolidated Statements of Operations

                      For the Six and Three Months Ended June 30, 2003 and 2002
                                             (Unaudited)

                                                          Three Months Ended        Six Months Ended
                                                               June 30,                 June 30,
                                                           2003         2002        2003        2002
                                                       ------------  ----------  ----------  ----------
Interest income:
  Interest and fees on loans                           $   884,910     250,325   1,646,885     261,655
  Interest on investment securities                         18,667      24,090      41,248      57,379
  Interest on federal funds sold                            20,116           -      33,873           -
  Other interest income                                          -      29,036           -      31,758
                                                       ------------  ----------  ----------  ----------

  Total interest income                                    923,693     303,451   1,722,006     350,792
                                                       ------------  ----------  ----------  ----------

Interest expense:
  Interest-bearing demand deposits                          16,244       3,019      40,661       3,128
  Savings deposits                                         317,419      43,713     583,496      44,645
  Borrowings                                                     -           -           -       6,867
                                                       ------------  ----------  ----------  ----------

  Total interest expense                                   333,663      46,732     624,157      54,640
                                                       ------------  ----------  ----------  ----------

  Net interest income                                      590,030     256,719   1,097,849     296,152

Provision for loan losses                                  113,000     163,000     219,000     190,000
                                                       ------------  ----------  ----------  ----------

  Net interest income after provision for loan losses      477,030      93,719     878,849     106,152
                                                       ------------  ----------  ----------  ----------

Other income:
  Service charges on deposit accounts                       36,823         766      56,198         837
  Mortgage loan fees                                       102,018           -     197,807           -
  Other income                                               1,146      19,646       1,977      19,650
                                                       ------------  ----------  ----------  ----------
    Total other income                                     139,987      20,412     255,982      20,487
                                                       ------------  ----------  ----------  ----------

Other expense:
  Salaries and other personnel expense                     389,719     230,856     750,809     351,991
  Net occupancy and equipment expense                       69,718      28,587     132,400      33,818
  Other operating expense                                  159,394      99,139     302,277     159,372
                                                       ------------  ----------  ----------  ----------

    Total other expense                                    618,831     358,582   1,185,486     545,181
                                                       ------------  ----------  ----------  ----------

    Net loss                                           $    (1,814)   (244,451)    (50,655)   (418,542)
                                                       ============  ==========  ==========  ==========

    Basic and diluted loss per share                   $      (.00)       (.20)       (.04)       (.35)
                                                       ============  ==========  ==========  ==========

See  accompanying  notes  to  unaudited  consolidated  financial  statements.

                         WEST  METRO  FINANCIAL  SERVICES,  INC.

                    Consolidated Statements of Comprehensive Income

                    For the Six Months Ended June 30, 2003 and 2002
                                      (Unaudited)


                                                                   2003        2002
                                                                 ---------  ----------
Net loss                                                         $(50,655)  $(418,542)
                                                                 ---------  ----------
Other comprehensive income, net of tax, consisting of
  unrealized gains on investment securities available-for-sale     (5,237)      7,303
                                                                 ---------  ----------

Comprehensive income (loss)                                      $(55,892)  $(411,239)
                                                                 =========  ==========

See  accompanying  notes  to  unaudited  consolidated  financial  statements.

                             WEST  METRO  FINANCIAL  SERVICES,  INC.

                              Consolidated Statements of Cash Flows
                         For the Six Months Ended June 30, 2003 and 2002
                                           (Unaudited)

                                                                          2003           2002
                                                                      -------------  ------------
Cash flows from operating activities:
  Net loss                                                            $    (50,655)     (418,542)
    Adjustments to reconcile net loss to
      net cash used by operating activities:
        Provision for loan losses                                          219,000       190,000
        Depreciation, amortization and accretion                            94,651         6,876
        Loss on paydowns of investment securities available-for-sale         5,962
        Change in other                                                    (86,380)      (72,151)
                                                                      -------------  ------------

          Net cash provided (used) by operating activities                 182,578      (293,817)
                                                                      -------------  ------------

Cash flows from investing activities:
  Proceeds from maturities and paydowns of
    investment securities available-for-sale                               426,758             -
  Purchases of investment securities available-for-sale                          -    (1,995,404)
  Purchases of other investments                                           (53,400)     (332,850)
  Net change in loans                                                  (13,684,342)  (18,338,008)
  Purchases of premises and equipment                                     (168,167)   (1,155,961)
                                                                      -------------  ------------

          Net cash used by investing activities                        (13,479,151)  (21,822,223)
                                                                      -------------  ------------

Cash flows from financing activities:
  Net change in deposits                                                17,321,241    14,472,163
  Repayment of organizational share of stock                                     -           (10)
  Proceeds from sale of common stock                                             -    12,000,000
  Stock offering expenses                                                        -       (16,515)
  Repayment of advances from organizers                                          -      (140,000)
  Repayment of line of credit                                                    -      (482,804)
                                                                      -------------  ------------

          Net cash provided by financing activities                     17,321,241    25,832,834
                                                                      -------------  ------------

Net change in cash and cash equivalents                                  4,024,668     3,716,794

Cash and cash equivalents at beginning of the period                     2,297,257         4,044
                                                                      -------------  ------------

Cash and cash equivalents at end of the period                        $  6,321,925     3,720,838
                                                                      =============  ============

Supplemental disclosure of amount paid for interest                   $    618,810        44,457

Noncash investing activities:
  Change in unrealized gain/loss on securities
    available-for-sale, net of tax                                    $     (5,237)        7,303

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

     First National Bank West Metro is a community oriented commercial bank with emphasis on retail banking and offers such customary banking services as consumer and commercial checking accounts, savings accounts, certificates of deposit, commercial, consumer and real estate loans, money transfers and a variety of other banking services.

     Operations through March 25, 2002 relate primarily to expenditures by the organizers for incorporating and organizing the Company and the Bank. The Company was previously reported on as a development stage corporation.

     In connection with the Company's formation and initial offering, the Company issued 300,000 warrants to purchase its common stock to the organizers. The warrants allow each holder to purchase one additional share of common stock for each share purchased in connection with the initial offering. The warrants are exercisable for a term of ten years and vest at the rate of one-third per year. The exercise price of the warrants is at the initial offering price of $10.00 per share. The Company has also reserved 113,000 shares for the issuance of options under an employee incentive stock option plan.

     The interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the six months and quarter ended June 30, 2003 are not necessarily indicative of the results of a full year's operations. For further information, readers should refer to Form 10-KSB for the year ended December 31, 2002.

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

(3)  STOCK-BASED  COMPENSATION
     -------------------------
     The Company sponsors stock-based compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement of Financing Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the three and six months ended June 30, 2003 and 2002.

                                                     Three Months Ended       Six Months Ended
                                                           June 30,                June 30,
                                                   -----------------------  ---------------------
                                                      2003         2002       2003        2002
                                                   -----------  ----------  ---------  ----------
  Net loss as reported                             $   (1,814)   (244,451)   (50,654)   (418,542)

  Deduct: Total stock-based employee compensation
    expense determined under fair-value based
    method for all awards                             (85,333)    (85,333)  (170,666)   (170,666)
                                                   -----------  ----------  ---------  ----------

  Pro forma net loss                               $  (87,147)   (329,784)  (221,320)   (589,208)
                                                   ===========  ==========  =========  ==========
  Basic and diluted loss per share:

    As reported                                    $     (.00)       (.20)      (.04)       (.35)
                                                   ===========  ==========  =========  ==========

    Pro forma                                      $     (.07)       (.27)      (.18)       (.49)
                                                   ===========  ==========  =========  ==========


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

                 For the Six Months Ended June 30, 2003 and 2002

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

FINANCIAL  CONDITION

At June 30, 2003, The Company had total assets of $63,254,000. These assets consisted principally of approximately $6,322,000 in cash and cash equivalents, $1,354,000 in securities available-for-sale, $52,678,000 in loans and approximately $2,124,000 in premises and equipment. We opened a full-service branch in Douglasville, Georgia on January 6, 2003.

The Company had deposits of $52,041,000 at June 30, 2003, an accumulated deficit of $828,000 and total stockholders' equity of $11,067,000.

RESULTS  OF  OPERATIONS

Net loss for the three and six month periods ended June 30, 2003 was $1,814 and $50,655, respectively.

The loss for the six months ended June, 2002 resulted primarily from expenses incurred in connection with activities related to the organization of the Bank. These activities included preparing and filing an application to charter the Bank and for federal deposit insurance; responding to questions and providing additional information to the regulators in connection with the application process; preparing and filing a registration statement with the Securities and Exchange Commission; selling the Company's common stock; holding meetings among various organizers regarding the application and registration statement, target markets and capitalization issues; hiring qualified personnel to work for the Bank; conducting public relations activities on behalf of the Company; developing prospective business contacts; and taking other actions necessary to open the Bank. Because the Company was in the organization stage and the Bank did not begin its operations until March 25, 2002, it had limited operations from which to generate revenues. Net loss for the three and six month periods ended June 30, 2002 was $244,451 and $418,542, respectively.

NET  INTEREST  INCOME

For the three and six months ended June 30, 2003, interest income totaled $924,000 and $1,722,000, respectively. The yield on interest earning assets was 6.23% for the six months ended June 30, 2003. Interest expense totaled $334,000 and $624,000 for the three and six months ended June 30, 2003, respectively. The cost of interest bearing liabilities was 2.85% for the six months ended June 30, 2003. Net interest income was $477,000 and $879,000 for the three and six months ended June 30, 2003, respectively. The net interest spread was 3.39% for the six months ended June 30, 2003. The net interest margin, which takes into account the benefit of non interest bearing liabilities, was 3.97% for the six months ended June 30, 2003.

PROVISION  AND  ALLOWANCE  FOR  LOAN  LOSSES

We have developed policies and procedures for evaluating the overall quality of our credit portfolio and the timely identification of potential credit problems.

We have established an allowance for loan losses through a provision for loan losses charged to expense on our statement of operations. The allowance represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. The provision for loan losses was $113,000 and $219,000 for the three and six months ended June 30, 2003, respectively. Our judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, overall portfolio quality, and review of specific problem loans. Due to our limited operating history, the provision for loan losses has been made primarily as a result of our assessment of general loan loss risk as compared to banks of similar size and maturity. We do not allocate the allowance for loan losses to specific categories of loans but evaluate the adequacy on an overall portfolio basis using a loan grading system that rates loans in different categories. Certain grades representing criticized or classified loans are assigned allocations of loss based on our estimate of potential loss that is generally based on historical losses and/or collateral deficiencies. Other loans are graded by type and allocated loss ranges based on our perceived inherent loss for the loan type. The combination of these results are compared monthly to the recorded allowance for loan losses and material differences are adjusted by increasing or decreasing the provision for loan losses. We use an independent third party loan reviewer to challenge and corroborate the loan grading system and provide additional analysis in determining the adequacy of the allowance for loan losses and the future provisions for estimated loans.

At June 30, 2003, the allowance for loan losses was $719,000, which represented 1.35% of outstanding portfolio loans. We believe that the allowance for loan losses is adequate, based on internal reviews and external reviews of the quality of the loan portfolio and bank peer group data. While we do use available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the bank's allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on judgments different than ours.

Our evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time. As of June 30, 2003, we did not have any loans over 30 days or more past due or any charge-offs.

OTHER  INCOME

For the three and six months ended June 30, 2003, other operating income totaled $140,000 and $256,000, respectively, consisting of $37,000 and $56,000 of service charges on deposit accounts, $102,000 and $198,000 of mortgage origination fees, and $1,000 and $2,000 of other miscellaneous fees.

OTHER  EXPENSES

For the three and six months ended June 30, 2003, other operating expenses totaled $619,000 and $1,185,000, respectively. For the three and six months ended June 30, 2002, other operating expenses totaled $359,000 and $545,000, respectively. These other expenses consisted primarily of salaries and benefits, occupancy expenses, data processing fees, stationery and supplies and outside services.

The Company has recorded no provision for income taxes due to cumulative net operating losses incurred to date.

OFF  BALANCE  SHEET  RISK
-------------------------

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2003, we had issued commitments to extend credit of $11,754,000 through various types of commercial lending arrangements at variable rates. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

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

CAPITAL
-------

The Company raised $11,866,000, net of offering expenses of $114,000, in the offering. We used these funds to purchase 100% of the shares of the Bank for $11,500,000 and for working capital. The Company believes this amount will be sufficient to fund the activities of the Bank in its initial stages of operations, and that the Bank will generate sufficient income from operations to fund its activities on an ongoing basis. There can be no assurance, however, that the Company will achieve any particular level of profitability.

The following tables present the Bank's regulatory capital position at June 30, 2003:

     Risk-Based  Capital  Ratios
     ---------------------------

     Tier  1  Tangible  Capital,  Actual                              19.55%
     Tier  1  Tangible  Capital  minimum  requirement                  8.00%
                                                                     -------

     Excess                                                           11.55%
                                                                      ======

     Total  Capital,  Actual                                          20.80%
     Total  Capital  minimum  requirement                              4.00%
                                                                     -------

     Excess                                                           16.80%
                                                                      ======

     Leverage  Ratio
     ---------------

     Tier 1 Tangible Capital to adjusted total assets, Actual         16.82%
     Minimum  leverage  requirement                                    3.00%
                                                                     -------

     Excess                                                           13.82%
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

     (a)  Not  applicable
     (b)  Not  applicable
     (c)  Not  applicable.
     (d)  Not  applicable.

ITEM 3.   DEFAULTS  UPON  SENIOR  SECURITIES

          Not  applicable

ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          There were no matters submitted to security holders for a vote during the three months ended June 30, 2003.

ITEM 5.   OTHER  INFORMATION

          None

ITEM 6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits

          31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 350, as adopted pursuant to
               Section  906  of  the  Sarbanes-Oxley  Act  of  2002

     (b)  Reports  on  Form  8-K
          None

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       WEST METRO FINANCIAL SERVICES, INC.




     Date:  August  11,  2003          By:  /S/J.  MICHAEL  WOMBLE
                                          --------------------------------------
                                          J. Michael Womble
                                          President, Chief Executive Officer and
                                          Director




     Date:  August  11,  2003          By:  /S/KATHY  HULSEY
                                          --------------------------------------
                                          Kathy  Hulsey
                                          Chief Financial Officer and Principal
                                          Accounting Officer