Form 10QSB
period 2003-09-30
WEST METRO FINANCIAL SERVICES INC
filed 2003-11-12
CIK 1157294

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2003

                                       OR

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period from _____ to ______


                       West Metro Financial Services, Inc.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

         Georgia                         6711                     58-2643181
    -----------------            -----------------------       ----------------
(State of Jurisdiction of     (Primary Standard Industrial    (I.R.S. Employer
Incorporation or organization) Classification Code Number)   Identification No.)


1242 Marietta Highway, Dallas, Georgia                             30157
-------------------------------------------               ----------------------
(Address of principal executive offices)                         (Zip Code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,200,000 shares of common stock, $1 par value per share, issued and outstanding as of November 10, 2003.

Transitional  Small  Business  Disclosure  Format (check one):  YES      NO XX
                                                                    ---     ---

                       WEST METRO FINANCIAL SERVICES, INC.

                                      INDEX

                                                                        Page No.
                                                                       ---------

PART  I     FINANCIAL  INFORMATION

  Item 1.   Financial  Statements

            Consolidated Balance Sheet (unaudited) at September 30, 2003      3

            Consolidated Statements of Operations (unaudited) for the
              Three and Nine Months Ended September 30, 2003 and 2002         4

            Consolidated Statements of Comprehensive Income (unaudited)
              for the Nine Months Ended September 30, 2003 and 2002           5

            Consolidated Statements of Cash Flows (unaudited) for the
              Nine Months Ended September 30, 2003 and 2002                   6

            Notes to Consolidated Financial Statements (unaudited)            7

  Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results  of  Operations                                         9

  Item 3.   Controls  and  Procedures                                        12

PART  II.   OTHER  INFORMATION

  Item 1.   Legal  Proceedings                                               13

  Item 2.   Changes  in  Securities  and  Use  of  Proceeds                  13

  Item 3.   Defaults  Upon  Senior  Securities                               13

  Item 4.   Submission of Matters to a Vote of Security Holders              13

  Item 5.   Other  Information                                               13

  Item 6.   Exhibits  and  Reports  on  Form  8-K                            13




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

                       WEST METRO FINANCIAL SERVICES, INC.

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL  STATEMENTS

                      WEST METRO FINANCIAL SERVICES, INC.
                           Consolidated Balance Sheet

                               September 30, 2003
                                   (Unaudited)


                                     Assets
                                     ------
Cash and due from banks                                        $    649,981
Federal funds sold                                                2,024,000
                                                                ------------

        Cash and cash equivalents                                 2,673,981

Investment securities available-for-sale                          1,143,921
Other investments                                                   379,250
Loans, net                                                       61,725,048
Premises and equipment, net                                       2,117,831
Accrued interest receivable and other assets                        489,423
                                                               -------------

                                                               $ 68,529,454
                                                               =============


                     Liabilities and Stockholders' Equity
                     ------------------------------------

Liabilities:
  Deposits:
    Noninterest-bearing                                        $  4,423,506
    Interest-bearing                                             52,794,521
                                                               -------------

    Total deposits                                               57,218,027

  Accrued interest payable and other liabilities                    205,097
                                                                ------------

    Total liabilities                                            57,423,124
                                                               -------------

Commitments

Stockholders' equity:
  Preferred stock, no par value; 2,000,000 authorized;
    no shares issued and outstanding                                      -
  Common stock, $1 par value; authorized
    10,000,000 shares; 1,200,000 shares issued and outstanding    1,200,000
  Additional paid-in capital                                     10,686,036
  Accumulated deficit                                              (785,836)
  Accumulated other comprehensive income                              6,130
                                                               -------------

    Total stockholders' equity                                   11,106,330
                                                               -------------

                                                               $ 68,529,454
                                                               =============


See  accompanying  notes  to  unaudited  consolidated  financial  statements.

                                    WEST METRO FINANCIAL SERVICES, INC.

                                   Consolidated Statements of Operations

                  For the Three Months and Nine Months Ended September 30, 2003 and 2002
                                                (Unaudited)


                                                             Three Months Ended        Nine Months Ended
                                                                September 30,             September 30,
                                                              2003         2002        2003        2002
                                                          ------------  ----------  ----------  ----------
Interest income:
    Interest and fees on loans                            $    900,765    500,791   2,547,650     762,446
    Interest on investment securities                           14,081     27,210      55,329      84,589
    Interest on federal funds sold                               7,928          -      41,801           -
    Other interest income                                            -     12,178           -      43,936
                                                          ------------  ----------  ----------  ----------

    Total interest income                                      922,774    540,179   2,644,780     890,971
                                                          ------------  ----------  ----------  ----------

Interest expense:
    Interest-bearing demand deposits                            12,643      7,857      53,304      10,985
    Savings deposits                                           298,986    140,752     882,482     185,397
    Borrowings                                                     286          -         286       6,867
                                                          ------------  ----------  ----------  ----------

    Total interest expense                                     311,915    148,609     936,072     203,249
                                                          ------------  ----------  ----------  ----------

    Net interest income                                        610,859    391,570   1,708,708     687,722

Provision for loan losses                                       85,941    194,000     304,941     384,000
                                                          ------------  ----------  ----------  ----------

    Net interest income after provision for loan losses        524,918    197,570   1,403,767     303,722
                                                          ------------  ----------  ----------  ----------

Other income:
    Service charges on deposit accounts                         33,648     63,964      89,846      84,149
    Mortgage loan fees                                         116,010     73,485     313,817      73,485
    Other income                                                   807        227       2,784         529
                                                          ------------  ----------  ----------  ----------
        Total other income                                     150,465    137,676     406,447     158,163
                                                          ------------  ----------  ----------  ----------

Other expense:
    Salaries and other personnel expense                       421,963    302,918   1,172,772     654,909
    Net occupancy and equipment expense                         64,227     35,223     196,627      69,041
    Other operating expense                                    147,281    110,461     449,558     269,833
                                                          ------------  ----------  ----------  ----------

        Total other expense                                    633,471    448,602   1,818,957     993,783
                                                          ------------  ----------  ----------  ----------

        Net earnings (loss)                               $     41,912   (113,356)     (8,743)   (531,898)
                                                          ============  ==========  ==========  ==========

        Basic and diluted earnings (loss) per share       $        .03       (.09)       (.01)       (.44)
                                                          ============  ==========  ==========  ==========


See  accompanying  notes  to  unaudited  consolidated  financial  statements.

                              WEST METRO FINANCIAL SERVICES, INC.

                        Consolidated Statements of Comprehensive Income

                     For the Nine Months Ended September 30, 2003 and 2002
                                          (Unaudited)



                                                                             2003       2002
                                                                           ---------  ---------
Net loss                                                                   $ (8,743)  (531,898)
                                                                           ---------  ---------
Other comprehensive income, net of tax of $4,908 and $1,017, consisting
  of unrealized gains(losses) on investment securities available-for-sale    (8,009)     1,660
                                                                           ---------  ---------

Comprehensive income (loss)                                                $(16,752)  (530,238)
                                                                           =========  =========


See  accompanying  notes  to  unaudited  consolidated  financial  statements.

                             WEST METRO FINANCIAL SERVICES, INC.

                            Consolidated Statements of Cash Flows

                    For the Nine Months Ended September 30, 2003 and 2002
                                         (Unaudited)


                                                                      2003           2002
                                                                  -------------  ------------
Cash flows from operating activities:
  Net loss                                                        $     (8,743)     (531,898)
    Adjustments to reconcile net loss to
      net cash provided (used) by operating activities:
        Provision for loan losses                                      304,941       384,000
        Depreciation, amortization and accretion                       152,231        28,247
        Change in other assets and liabilities                        (118,103)     (187,130)
                                                                  -------------  ------------

                Net cash provided (used) by operating activities       330,326      (306,781)
                                                                  -------------  ------------

Cash flows from investing activities:
  Proceeds from maturities and paydowns of
    investment securities available-for-sale                           632,529
  Purchases of investment securities available-for-sale                      -    (1,899,626)
  Purchases of other investments                                       (56,700)     (332,850)
  Net change in loans                                              (22,817,019)  (30,740,378)
  Purchases of premises and equipment                                 (210,686)   (1,551,191)
                                                                  -------------  ------------

                Net cash used by investing activities              (22,451,876)  (34,524,045)
                                                                  -------------  ------------

Cash flows from financing activities:
  Net change in deposits                                            22,498,274    26,127,129
  Repayment of organizational share of stock                                 -           (10)
  Proceeds from sale of common stock                                         -    12,000,000
  Stock offering expenses                                                    -       (16,515)
  Repayment of advances from organizers                                      -      (140,000)
  Repayment of line of credit                                                -      (482,804)
                                                                  -------------  ------------

                Net cash provided by financing activities           22,498,274    37,487,800
                                                                  -------------  ------------

Net change in cash and cash equivalents                                376,724     2,656,974

Cash and cash equivalents at beginning of the period                 2,297,257         4,044
                                                                  -------------  ------------

Cash and cash equivalents at end of the period                    $  2,673,981     2,661,018
                                                                  =============  ============

Supplemental disclosure of amount paid for interest               $    929,592       183,337

Noncash investing activities:
  Change in unrealized gain/loss on securities
    available-for-sale, net of tax                                $     (8,009)        1,660


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

     The interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the nine months and quarter ended September 30, 2003 are not necessarily indicative of the results of a full year's operations. For further information, readers should refer to Form 10-KSB for the year ended December 31, 2002.

(2)  NOTE  2  -  CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES
     ---------------------------------------------------

     The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. The Company's significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2002 as filed on our annual report on Form 10-KSB.

     Certain accounting policies involve significant estimates and assumptions by the Company, which have a material impact on the carrying value of certain assets and liabilities. The Company considers these accounting policies to be critical accounting policies. The estimates and assumptions used are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the estimates and assumptions made, actual results could differ from these estimates and assumptions which could have a material impact on carrying values of assets and liabilities and results of operations.

     The Company believes that the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of its consolidated financial statements. Refer to the portion of management's discussion and analysis of financial condition and results of operations that addresses the allowance for loan losses for a description of the Company's processes and methodology for determining the allowance for loan losses.

                       WEST METRO FINANCIAL SERVICES, INC.

(3)  STOCK-BASED  COMPENSATION
     -------------------------

     The Company sponsors stock-based compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement of Financing Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the three and nine months ended September 30, 2003 and 2002.

                                                       Three Months Ended      Nine Months Ended
                                                          September 30,          September 30,
                                                    -----------  ----------  ---------  ----------
                                                       2003         2002       2003        2002
                                                    -----------  ----------  ---------  ----------
  Net earnings (loss) as reported                   $   41,912    (113,356)    (8,743)   (531,898)

  Deduct: Total stock-based employee compensation
    expense determined under fair-value based
    method for all awards                              (92,996)    (85,333)  (356,658)   (255,999)
                                                    -----------  ----------  ---------  ----------

  Pro forma net earnings (loss)                     $  (51,084)   (198,689)  (365,401)   (787,897)
                                                    ===========  ==========  =========  ==========
  Basic and diluted earnings (loss) per share:

    As reported                                     $      .03        (.09)      (.01)       (.44)
                                                    ===========  ==========  =========  ==========

    Pro forma                                       $     (.04)       (.17)      (.30)       (.66)
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

FINANCIAL  CONDITION

At September 30, 2003, we had total assets of $68,529,000. These assets consisted principally of approximately $61,725,000 in net loans, $2,673,000 in cash and cash equivalents, $1,144,000 in securities available-for-sale and approximately $2,118,000 in premises and equipment. We had deposits of $57,218,000 at September 30, 2003, an accumulated deficit of $786,000 and total stockholders' equity of $11,106,000.

RESULTS  OF  OPERATIONS

We had net income of $42,000, or $.03 per share, for the quarter ended September 30, 2003 and a net loss of $9,000, or $.01 per share, for the nine months ended September 30, 2003, compared to a net loss of $113,000 and $532,000 for the three and nine months ended September 30, 2002, respectively. The loss for the nine months ended September 30, 2003 and 2002 and the three months ended September 30, 2002 resulted primarily from normal expenses related to the growth of our bank, which commenced business in March 2002. A severely declining rate environment since the inception of the bank has affected our predicted margins in a negative manner; however, the overall growth of the bank is consistent with our business plan.

NET  INTEREST  INCOME

For the nine months ended September 30, 2003, net interest income totaled $1,709,000 as compared to $688,000 for the same period in 2002. Interest income from loans, including fees increased $1,785,000 to $2,548,000 for the nine months ended September 30, 2003 while income from invested securities decreased by $29,000 to $55,000. Interest expense totaled $936,000 for the nine months ended September 30, 2003 compared to $203,000 in 2002. The increase in net interest income is due to the fact that the bank opened in March of 2002. The net interest margin realized on earning assets and the interest rate spread were 3.96% and 3.40%, respectively, for the nine months ended September 30, 2003. For the nine months ended September 30, 2002, the net interest margin was 6.10% and the interest rate spread was 4.89%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

NET  INTEREST  INCOME,  CONTINUED

For the quarter ended September 30, 2003, interest income totaled $923,000 as compared to $540,000 for the same period in 2002. Interest expense totaled $312,000 for the quarter ended September 30, 2003 compared to $149,000 for the same period in 2002. The increase in net interest income was due to the growth of interest-earning assets and interest-bearing liabilities in 2003 as compared to 2002.

PROVISION  AND  ALLOWANCE  FOR  LOAN  LOSSES

The provision for loan losses was $86,000 for the three months ended September 30, 2003 and $305,000 for the nine months ended September 30, 2003, compared to $194,000 and $384,000 for the three and nine months ended September 30, 2002, respectively. Our judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, overall portfolio quality, and review of specific problem loans. In determining the adequacy of the allowance for loan losses, we use a loan grading system that rates loans in different categories. Certain grades representing criticized or classified loans are assigned allocations of loss based on our estimate of potential loss that is generally based on historical losses and/or collateral deficiencies. Other loans are graded by type and allocated loss ranges based on our perceived inherent loss for the loan type. The combination of these results are compared monthly to the recorded allowance for loan losses and material differences are adjusted by increasing or decreasing the provision for loan losses. We use an independent third party loan reviewer to challenge and corroborate the loan grading system and provide additional analysis in determining the adequacy of the allowance for loan losses and the future provisions for estimated loans.

At September 30, 2003, the allowance for loan losses was $800,000, which represented 1.28% of outstanding portfolio loans. We believe that the allowance for loan losses is adequate, based on internal reviews and external reviews of the quality of the loan portfolio and bank peer group data. While we do use available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the bank's allowance for loan losses. Such agencies may require the bank to recognize additions to the allowance based on judgments different than those of management.

Our evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time.

OTHER  INCOME

Other income for the nine months ended September 30, 2003 totaled $406,000 as compared to $158,000 for the nine months ended September 30, 2002. This increase in other income was due to an increase in service charges on deposit accounts and the increase in residential mortgage origination fees during 2003.

Other income for the quarter ended September 30, 2003 totaled $150,000 as compared to $138,000 for the quarter ended September 30, 2002. This increase in other income was due to an increase in residential mortgage origination fees, partially offset by a decrease in service charges on deposit accounts during 2003.

OTHER  EXPENSES

Total other expense for the nine months ended September 30, 2003 was $1,819,000 as compared to $994,000 for the same period in 2002. Salaries and benefits, the largest component of other expense, totaled $1,173,000 for the nine months ended September 30, 2003, compared to $655,000 for the same period in 2002. These increases were due to the fact that our bank opened in March of 2002. Other operating expenses were $450,000 for the nine months ended September 30, 2003 as compared to $270,000 for the nine months ended September 30, 2002. This increase in other expenses was due to the continued growth of our bank.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

OTHER  EXPENSES,  CONTINUED

Total other expense for the quarter ended September 30, 2003 was $633,000 as compared to $449,000 for the same period in 2002. Salaries and benefits, the largest component of other expense, totaled $422,000 for the quarter ended September 30, 2003, compared to $303,000 for the same period in 2002. These increases were due to additions of personnel in 2003 compared to 2002. Other operating expenses were $147,000 for the quarter ended September 30, 2003 as compared to $110,000 for the quarter ended September 30, 2002. This increase in other expenses was due to the continued growth of our bank.

The Company has recorded no provision for income taxes due to cumulative net operating losses incurred to date.

OFF  BALANCE  SHEET  RISK

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2003, we had issued commitments to extend credit of $9,987,000 through various types of commercial lending arrangements at variable rates. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

We currently operate our main office out of a temporary facility located on land that we own. We are currently in the process of finalizing plans to build our permanent main office on this site. We have contracted with an architect and construction company to design and build this permanent facility and anticipate that it will be completed in the first quarter of 2004. Total construction costs for this facility are expected to be approximately $2,400,000.

CAPITAL

The Company raised $11,886,000, net of offering expenses of $114,000, in the offering. We used these funds to purchase 100% of the shares of the Bank for $11,500,000 and for working capital. The Company believes this amount will be sufficient to fund the activities of the Bank in its initial stages of operations, and that the Bank will generate sufficient income from operations to fund its activities on an ongoing basis. There can be no assurance, however, that the Company will achieve any particular level of profitability.

The following tables present the Bank's regulatory capital position at September 30, 2003:

     Risk-Based  Capital  Ratios
     ---------------------------

     Tier  1  Tangible  Capital,  Actual                           17.05%
     Tier  1  Tangible  Capital  minimum  requirement               8.00%
                                                                   ------

     Excess                                                         9.05%
                                                                   ======

     Total  Capital,  Actual                                       18.30%
     Total  Capital  minimum  requirement                           4.00%
                                                                   ------

     Excess                                                        14.30%
                                                                   ======

     Leverage  Ratio
     ---------------

     Tier 1 Tangible Capital to adjusted total assets, Actual      16.69%
     Minimum  leverage  requirement                                 3.00%
                                                                   ------

     Excess                                                        13.69%
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

    (a)  Not  applicable
    (b)  Not  applicable
    (c)  Not  applicable.
    (d)  Not  applicable.

ITEM 3.  DEFAULTS  UPON  SENIOR  SECURITIES

         Not  applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to security holders for a vote during the three months ended September 30, 2003.

ITEM 5.  OTHER  INFORMATION

         None

ITEM 6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

    (a)  Exhibits

          31.1 Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32.2 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 350, as adopted pursuant to
               Section  906  of  the  Sarbanes-Oxley  Act  of  2002

    (b)  Reports  on  Form  8-K
         None

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             WEST METRO FINANCIAL SERVICES, INC.


     Date:  November  12,  2003              By:  /S/J.  MICHAEL  WOMBLE
                                             -----------------------------------
                                             J.  Michael  Womble
                                             President, Chief Executive Officer
                                             and Director




     Date:  November  12,  2003              By:  /S/KATHY  HULSEY
                                             -----------------------------------
                                             Kathy  Hulsey
                                             Chief  Financial  Officer  and
                                             Principal  Accounting  Officer