Form 10KSB
period 2003-12-31
WEST METRO FINANCIAL SERVICES INC
filed 2004-03-30
CIK 1157294

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For fiscal year ended DECEMBER 31, 2003
                      -----------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from ______________to _______________

          Commission file number

                       WEST METRO FINANCIAL SERVICES, INC.
                       -----------------------------------
                 (Name of small business issuer in its charter)

               GEORGIA                                      58-2643181
-------------------------------------------       ------------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                     Identification No.)

  1242 MARIETTA HIGHWAY, DALLAS, GEORGIA                      30157
-------------------------------------------       ------------------------------
 (Address of Principal Executive Offices)                   (Zip Code)

Securities registered pursuant to Section 12(b) of the Act:     NONE.

Securities registered pursuant to Section 12(g) of the Act:     NONE.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been
subject  to  such  filing  requirements  for past 90 days.  Yes  X      No
                                                               -----      -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or a information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State  issuer's  revenues  for  its  most  recent  fiscal  year:  $4,173,050
                                                                  ----------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: $7,219,828 BASED ON 650,435 SHARES AT
                                           -------------------------------------
$11.10  PER  SHARE  ON  MARCH  8,  2004.
---------------------------------------

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 1,200,000 AS OF MARCH 22,2004.
                                                  -----------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE
NONE.

     Transitional Small Business Disclosure format (check one): Yes      No X
                                                                    ---    ---

                                TABLE OF CONTENTS

                                                                       PAGE
                                                                      NUMBER

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

  ITEM 1.   DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . . . . .   3

  ITEM 2.   DESCRIPTION OF PROPERTIES. . . . . . . . . . . . . . . . .  17

  ITEM 3.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . .  17

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . .  18

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

  ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
            STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF
            EQUITY SECURITIES. . . . . . . . . . . . . . . . . . . . .  18

  ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . .  19

  ITEM 7.   CONSOLIDATED FINANCIAL STATEMENTS. . . . . . . . . . . . .  29

  ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE                         29

  ITEM 8A.  CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . .  29

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  30

  ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . . .  30

  ITEM 10.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . .  31

  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS . . . . . . . .  36

  ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . .  38

  ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K. . . . . . . . . .  38

  ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES . . . . . . . . . .  40

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

     The Bank competes with other commercial banks, savings and loan associations, credit unions, money market mutual funds and other financial institutions conducting business in the Paulding and Douglas County markets and elsewhere. Many of the Bank's competitors have equal or greater financial or banking related resources than the Company and the Bank. According to information provided by the FDIC, as of June 30, 2003, the Paulding and Douglas County area was served by 17 banking and savings institutions with 47 offices. These competitors offer the same or similar products and services as the

Bank. Currently, the Bank's three largest competitors in terms of market share are Regions Bank, Douglas County Bank and Citizens & Merchants STB.

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

     The Bank's loan portfolio is comprised of the following:

          LOAN CATEGORY                     RATIO
          -------------                     -----

          Real estate related loans. . . .  90.5%

          Commercial loans . . . . . . . .   6.5%

          Consumer loans . . . . . . . . .   3.0%

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

                                    EMPLOYEES

     The Bank has 27 full-time equivalent employees. When we occupy our permanent facility, we expect that the Bank will have 32 full-time equivalent employees. The Company does not have any employees who are not also employees of the Bank.

                           SUPERVISION AND REGULATION

     Both the Company and the Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws generally are intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

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

     FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.54 cents per $100 of deposits for the first quarter of 2004.

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

     In addition to the federal and state laws noted above, the Georgia Fair Lending Act ("GAFLA") imposes restrictions and procedural requirements on most mortgage loans made in Georgia, including home equity loans and lines of credit. On August 5, 2003, the Office of the Comptroller of the Currency issued a formal opinion stating that the entirety of GAFLA is preempted by federal law for national banks and their operating subsidiaries. As a result, the Bank is exempt from the requirements of GAFLA.

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

     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2003 our ratio of total capital to risk-weighted assets was 17.9% and our ratio of Tier 1 Capital to risk-weighted assets was 16.7%.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2003, our leverage ratio was 15.7%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

     The payment of dividends by the Company and the Bank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. If, in the opinion of the Office of the Comptroller of the Currency, the Bank were engaged in or about to engage in an unsafe or unsound practice, the Office of the Comptroller of the Currency could require, after notice and a hearing, that the Bank stop or refrain engaging in the practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement

Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See "- First National Bank West Metro-Prompt Corrective Action" above.

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

CONSUMER CREDIT REPORTING

     On December 4, 2003, the President signed the Fair and Accurate Credit Transactions Act (the FAIR Act), amending the federal Fair Credit Reporting Act (the FCRA). These amendments to the FCRA (the FCRA Amendments) will become effective as early as February 2004, but more likely in the third or fourth quarter of 2004, depending on implementing regulations to be issued by the Federal Trade Commission and the federal bank regulatory agencies.

     The FCRA Amendments include, among other things:

     - new requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer's credit file stating that the consumer may be the victim of identity theft or other fraud;

     - for entities that furnish information to consumer reporting agencies (which would include the Bank [and certain of its affiliates], new requirements to implement procedures and policies regarding the accuracy and integrity of the furnished information, and regarding the correction of previously furnished information that is later determined to be inaccurate; and

     - a new requirement for mortgage lenders to disclose credit scores to consumers.

     Prior to the effective date of the FCRA Amendments, the Company and its affected subsidiaries will implement policies and procedures to comply with the new rules.

     The FCRA Amendments also will prohibit a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes (the "opt-out"), subject to certain exceptions. The Company and its subsidiaries also will implement procedures to comply with these new rules prior to the effective date of the rules. We do not plan to share consumer information among our affiliated companies for marketing purposes, except as may be allowed under exceptions to the notice and opt-out requirements. Because no affiliate of the Company is currently sharing consumer information with any other affiliate of the Company for marketing purposes, the new limitations on sharing of information for marketing purposes will not have a significant impact on the Company.

ANTI-TERRORISM LEGISLATION

     The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001, signed by the President on October 26, 2001, imposed new requirements and limitations on specified financial transactions and account relationships, intended to guard against money laundering and terrorism. Most of these requirements and limitations took effect in 2002. Additional "know your customer" rules became effective in June 2003, requiring the Bank to establish a customer identification program under Section 326 of the USA PATRIOT Act. The Company and its subsidiaries implemented procedures and policies to comply with those rules prior to the effective date of each of the rules.

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

ITEM 2.     DESCRIPTION OF PROPERTIES

     Our main office is presently a temporary modular facility located on a 3-acre site on the south side of Georgia Highway 120, just east of the intersection of Macland Road. This site is centrally located between Dallas and Hiram, and we believe it is well suited to serve the Bank's target customers.
We will be able to offer a full array of banking services from the temporary facility which is approximately 2,500 square feet and includes one drive-up teller window and an ATM. A permanent facility will be located on the same site next to the temporary facility. We plan to open the facility in the second quarter of 2004. The permanent facility will be approximately 12,000 square feet and will include three drive-up windows and an automated teller machine.

     We opened a full-service branch on Bankhead Highway and Church Street in downtown Douglasville, Georgia on January 6, 2003. We believe the branch will allow us to provide more personal and convenient service to our many customers in Douglas County. The branch is located at 6559 E. Church Street and consists of 2,388 square feet of office space. The facility has a drive through station consisting of three teller lanes and one with a drive through automated teller service machine.

     In addition, we operate a mortgage branch in Douglasville, Georgia. The mortgage branch opened on August 1, 2002 and is approximately 1,200 square feet. It is located at 8601 Baldwin Parkway, Suite 101, Douglasville, Douglas County, Georgia. The lease for the mortgage branch expires on June 30, 2004 and will not be renewed.

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

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

(b) On March 19, 2004, the Company had 438 shareholders of record who owned an aggregate of 1,200,000 shares.

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

The following discussion describes our results of operations for 2003 as compared to 2002 and also analyzes our financial condition as of December 31, 2003 as compared to December 31, 2002. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

We have included a number of tables to assist in our description of these measures. For example, the "Average Balances" table shows the average balance during 2003 and 2002 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio. Similarly, the "Rate/Volume Analysis" table helps demonstrate the impact of changing interest rates and changing volume of assets and liabilities during the years shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a "Sensitivity Analysis Table" to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits.

Of course, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb possible losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the following section we have included a detailed discussion of this process, as well as several tables describing our allowance for loan losses.

In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers. We describe the various components of this noninterest income, as well as our noninterest expense, in the following discussion.

The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.
                           FORWARD-LOOKING STATEMENTS

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, CONTINUED

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

                          CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in note 1 in the footnotes to the consolidated financial statements at December 31, 2003 included elsewhere in this annual report.

We believe that the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Please refer to the portion of management's discussion and analysis of financial condition and results of operations that addresses the allowance for loan losses for a description of our processes and methodology for determining the allowance for loan losses.

                              RESULTS OF OPERATIONS

OVERVIEW

Net earnings for 2003 was $370,474 or $.31 per common share compared to a net loss of $524,910 or $.44 per common share in 2002. Our operational results depend to a large degree on net interest income, which is the difference between the interest income received from our investments (such as loans, investment securities, federal funds sold) and interest expense, which is paid on deposit liabilities and other borrowings. Net interest income was $2,383,680 for the year ended December 31, 2003 compared to net interest income of $1,144,245 for the year ended December 31, 2002.

The provision for loan losses in 2003 was $402,626 compared to $500,000 in 2002. The provision for loan losses continues to reflect our estimate of potential losses inherent in the loan portfolio and the creation of an allowance for loan losses adequate to absorb such losses.

Other operating income for the year ended December 31, 2003, totaled $526,739, representing a $214,512 (69%) increase from December 31, 2002. This increase was primarily associated with the increase in mortgage loan origination fees due to the increase demand for mortgage loans resulting from the lower mortgage rates during 2003, as well as our increased focus on developing our mortgage lending business. The increase associated with service charges and fees is due to the increase in the number of our customers during 2003. Other operating expenses in 2003 were $2,382,546, a $901,164 (61%) increase compared with the 2002 amount, primarily due to an increase in salaries and employee benefits paid related to additional employees hired in 2003.

In 2003, we recognized a previously unrecognized net deferred tax benefit of $245,227 as it became more likely than not that we would be able to realize this benefit. In 2002, we recognized no income tax benefit due to the fact that realization of such a benefit was dependent upon future earnings of our company.

NET  INTEREST  INCOME

For the year ended December 31, 2003, net interest income totaled $2,383,680 as compared to $1,144,245 for the same period in 2002. Interest income from loans, including fees, increased $2,111,112 or 150% for the year ended December 31, 2003. This increase in income was partially offset by increased interest expense, which totaled $1,262,631 for the year ended December 31, 2003 compared to $431,224 in 2002. The increase in net interest income is due to the overall growth in the volume of interest earning assets, partially offset by decreases in overall weighted average interest rates. The net interest margin realized on earning assets and the interest rate spread were 3.96% and 3.41%, respectively, for the year ended December 31, 2003. For the year ended December 31, 2002, the net interest margin was 5.25% and the interest rate spread was 4.18%.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, CONTINUED


AVERAGE BALANCES AND INTEREST RATES

The table below shows the average balance outstanding for each category of interest earning assets and interest-bearing liabilities for 2003 and 2002, and the average rate of interest earned or paid thereon. Average balances have been derived from the daily balances throughout the period indicated. Yields and rates for 2002 are computed using annualized income and expense amounts.

                                                               For the Years Ended December 31,
                                             -----------------------------------------------------------------
                                                            2003                             2002
                                             -------------------------------  --------------------------------
                                               Average               Yield/     Average                Yield/
                                               Balance    Interest    Rate      Balance     Interest    Rate
                                             -----------  ---------  -------  ------------  ---------  -------
Assets:
  Interest earning assets:
    Loans (including loan fees)              $53,574,769  3,522,574    6.58%  $ 22,710,122  1,411,462    8.04%
    Investment securities                      1,845,334     71,883    3.90%     2,270,340     92,095    5.25%
    Federal funds sold                         4,831,728     51,854    1.07%     2,474,547     51,672    2.70%
    Other                                              -          -       -        748,120     20,240    3.50%
                                             -----------  ---------           ------------  ---------

      Total interest earning assets           60,251,831  3,646,311    6.05%    28,203,129  1,575,469    7.23%

  Other non-interest earning assets            2,865,739                         3,582,583
                                             -----------                      ------------

        Total assets                         $63,117,570                      $ 31,785,712
                                             ===========                      ============

Liabilities and shareholders' equity:
  Interest-bearing liabilities:
    Deposits:
      Interest-bearing demand                $ 3,925,434     72,420    1.84%  $  1,872,653     39,420    2.72%
      Savings and money market                18,399,628    405,953    2.21%     5,464,598     98,325    2.33%
      Time                                    25,457,783    783,937    3.08%    10,749,368    286,612    3.45%
    Other                                         24,797        321    1.29%       242,402      6,867    3.77%
                                             -----------  ---------           ------------  ---------

        Total interest-bearing liabilities    47,807,642  1,262,631    2.64%    18,329,021    431,224    3.05%
                                                          ---------                         ---------

Other non-interest bearing liabilities         4,584,338                         2,749,801
Shareholders' equity                          10,725,590                        10,706,890
                                             -----------                      ------------

      Total liabilities and
          shareholders' equity               $63,117,570                      $ 31,785,712
                                             ===========                      ============

Excess of interest-earning assets
  over interest bearing liabilities          $12,444,189                      $  9,874,108
                                             ===========                      ============

Net interest income                                       2,383,680                         1,144,245
                                                          =========                         =========

Net interest spread                                                    3.41%                             4.18%
                                                                     =======                           =======

Net interest margin                                                    3.96%                             5.25%
                                                                     =======                           =======

Non-accrual loans and the interest income which was recorded on these loans, if any, are included in the yield calculation for loan

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, CONTINUED

VOLUME/RATE ANALYSIS

Net interest income can also be analyzed in terms of the impact of changing rates and changing volume. The following table describ

                                                 2003 Compared to 2002
                                         Increase (decrease) due to changes in
                                         -------------------------------------
                                            Volume       Rate     Net Change
                                          -----------  ---------  -----------
Interest income on:
    Loans (including loan fees)           $2,438,888   (327,776)   2,111,112
    Investment securities                     (8,497)   (11,715)     (20,212)
    Federal funds sold                           499       (317)         182
    Other                                    (20,240)         -      (20,240)
                                          -----------  ---------  -----------
                                           2,410,650   (339,808)   2,070,842
                                          -----------  ---------  -----------
Interest expense on:
    Interest-bearing demand and savings       46,778    (13,778)      33,000
    Savings & Money Market                   314,624     (6,996)     307,628
    Time                                     539,819    (42,494)     497,325
    Other                                     (3,804)    (2,742)      (6,546)
                                          -----------  ---------  -----------
                                             897,417    (66,010)     831,407
                                          -----------  ---------  -----------
                                          $1,513,233   (273,798)   1,239,435
                                          ===========  =========  ===========

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

Net interest income is the primary component of net income for financial institutions. Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and noninterest sensitive assets and liabilities. "Gap" is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months. Gap is an attempt to predict the behavior of the bank's net interest income in general terms during periods of movement in interest rates. In general, if the bank is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period. In a rising interest rate environment, assets repricing more quickly is expected to enhance net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities. Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At December 31, 2003, the bank, as measured by Gap, is in a liability sensitive position. Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, CONTINUED

The following table summarizes the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2003, that are expected to mature, prepay, or reprice in each of the future time periods shown. Except as stated below, the amount of assets or liabilities that mature or reprice during a particular period was determined in accordance with the contractual terms of the asset or liability. Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid based on scheduled maturities. The bank's savings accounts and interest-bearing demand accounts (NOW and money market deposit accounts), which are generally subject to immediate withdrawal, are included in the "Three Months or Less" category, although historical experience has proven these deposits to be more stable over the course of a year.

                                             At December 31, 2003
                                           Maturing or Repricing in
                                           ------------------------

                                              3 Months     4 Months to     1 to 5       Over 5
                                               or Less      12 Months       Years        Years       Total
                                            -------------  ------------  -----------  -----------  ----------
Interest-earning assets:
  Investment securities                     $          -             -    1,002,187    1,013,834    2,016,021
  Loans                                        9,333,000    27,039,000   28,612,355    1,636,000   66,620,355
                                            -------------  ------------  -----------  -----------  ----------

        Total interest-earning assets          9,333,000    27,039,000   29,614,542    2,649,834   68,636,376
                                            -------------  ------------  -----------  -----------  ----------

Interest-bearing liabilities:
  Deposits:
    Savings and demand                        27,071,450             -            -            -   27,071,450
    Time deposits                              3,264,000    16,440,455    7,160,000            -   26,864,455
    Federal funds purchased                    1,003,000             -            -            -    1,003,000
                                            -------------  ------------  -----------  -----------  ----------

        Total interest-bearing liabilities    31,338,450    16,440,455    7,160,000            -   59,938,905
                                            -------------  ------------  -----------  -----------  ----------

Interest sensitive difference per period    $(22,005,450)   10,598,545   22,454,542    2,649,834   13,697,462
                                            -------------  ------------  -----------  -----------  ==========
Cumulative interest sensitivity difference  $(22,005,450)  (11,406,905)  11,047,637   13,697,471
                                            =============  ============  ===========  ===========
Cumulative difference to total assets            (30.66)%      (15.89)%       15.39%       19.08%
                                            =============  ============  ===========  ===========

At December 31, 2003, the difference between the bank's liabilities and assets repricing or maturing within one year was $11,406,905. Due to an excess of liabilities repricing or maturing within one year, a rise in interest rates would cause the bank's net interest income to decrease, whereas a decline in interest rates would cause the bank's net interest income to increase.

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

PROVISION  AND  ALLOWANCE  FOR  LOAN  LOSSES

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level. The provision charged to expense was $402,626 for the year ended December 31, 2003 as compared to $500,000 for the year ended December 31, 2002. The change in the provision was the result of loans growing faster in 2002 than in 2003. The loan portfolio increased $26,907,385 during the year ended December 31, 2003 as compared to growth of $39,712,970 in 2002. The allowance for loan losses was 1.35% of gross loans at December 31, 2003. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, CONTINUED

loan, risks resulting from uncertainties about the future value of the collateral. We anticipate maintaining an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

The following table summarizes information concerning the allowance for loan losses:

                                                         December 31,
                                                 ---------------------------
                                                      2003          2002
                                                 --------------  -----------
Total loans outstanding, end of year             $  66,620,355   39,712,970
                                                 --------------  -----------
Average loans outstanding                        $  63,645,095   38,884,909
                                                 --------------  -----------
Balance at beginning of year                     $     500,000            -
Charge-offs:
  Commercial                                                 -            -
  Real estate - construction                                 -            -
  Real estate - mortgage                                     -            -
  Consumer                                               4,941            -
                                                 --------------  -----------

    Total charge-offs                                    4,941            -
                                                 --------------  -----------

Recoveries:
  Commercial                                                 -            -
  Real estate - construction                                 -            -
  Real estate - mortgage                                     -            -
  Consumer                                               1,682            -
                                                 --------------  -----------

    Total recoveries                                     1,682            -
                                                 --------------  -----------

Net charge-offs                                          3,259            -

Additions charged to operations                        402,626      500,000
                                                 --------------  -----------

Balance at end of year                           $     899,367      500,000
                                                 ==============  ===========
Ratio of net charge-offs during the period to
  average loans outstanding during the period             0.01%         -  %
Allowance for loan losses to loans, end of year           1.35%        1.26%

The following table summarizes past due and non-accrual loans, other real estate and repossessions, and income that would have been reported on non-accrual loans as of December 31, 2003 and 2002:

                                          December 31,
                                         -------------
                                          2003    2002
                                         -------  ----
Other real estate and repossessions      $     -     -
Accruing loans 90 days or more past due   10,000     -
Non-accrual loans                              -     -
Interest on non-accrual loans which
  would have been reported                     -     -

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, CONTINUED

NONINTEREST  INCOME  AND  EXPENSE

Noninterest income for the year ended December 31, 2003 totaled $526,739 as compared to $312,227 for the year ended December 31, 2002. This increase was primarily associated with the increase in mortgage loan origination fees due to the increase demand for mortgage loans resulting from the lower mortgage rates during 2003 as well as our increased focus on developing our mortgage lending business. The increase of $37,984 in service charges and fees is due to the increase in the number of our customers during 2003.

Total noninterest expense for the year ended December 31, 2003 was $2,382,546 as compared to $1,481,382 for the same period in 2002. Salaries and benefits, the largest component of noninterest expense, totaled $1,531,592 for the year ended December 31, 2003, compared to $996,040 for the same period a year ago. Salary and benefits expense primarily increased due to an increase in the number of employees and to other annual salary increases. The increase in equipment and occupancy expenses of $146,199 is due to costs associated with the new Douglasville Office that opened in January, 2003. Other operating expenses were $589,231 for the year ended December 31, 2003 as compared to $369,818 for the year ended December 31, 2002. This increase in noninterest expense is directly related to the overall growth of the bank.

                               FINANCIAL CONDITION

Total assets increased $25,792,293, or 56% from December 31, 2002 to December 31, 2003. The primary source of growth in assets was net loans, which increased $26,508,000 or 68% during the year ended December 31, 2003. Investment securities available-for-sale increased $220,701 from December 31, 2002 to $2,016,021 at December 31, 2003. Total deposits increased $24,454,825 or 70%, from the December 31, 2002 amount of $34,719,753.

INTEREST-EARNING  ASSETS

LOANS

Gross loans totaled $66,620,355 at December 31, 2003, an increase of $26,907,385 or 67.75% since December 31, 2002. The largest increase in loans was in Real Estate - Mortgage loans, which increased $21,786,429 or 275% to $29,695,904 at December 31, 2003. Real Estate - Construction loans increased $2,353,277 during 2003. Balances within the major loans receivable categories as of December 31, 2003 and December 31, 2002 are as follows (amounts in thousands):

                                   2003             2002
                            ----------------  ----------------
Real estate - construction  $34,249   51.41%  $29,441   74.13%
Real estate - mortgage       26,047   39.10%    7,909   19.92%
Commercial and industrial     4,359    6.54%    1,649    4.15%
Consumer and other            1,965    2.95%      714    1.80%
                            -------  -------  -------  -------

                            $66,620  100.00%  $39,713  100.00%
                            =======  =======  =======  =======

As of December 31, 2003, maturities of loans in the indicated classifications were as follows (amounts are presented in thousands):

               Commercial and   Real Estate
                 Industrial     Construction  Total
               ---------------  ------------  ------
Maturity
-------------

Within 1 year  $         3,197        32,248  35,445
1 to 5 years             1,162         2,001   3,163
               ---------------  ------------  ------

  Totals       $         4,359        34,249  38,608
               ===============  ============  ======

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, CONTINUED


As of December 31, 2003, the interest terms of loans in the indicated classification for the indicated maturity ranges are as follows (amounts are presented in thousands):

                            Fixed Interest   Variable Interest
                                 Rates             Rates        Total
                            ---------------  -----------------  -----
Commercial and industrial
    1 to 5 years            $           280                882  1,162

Real estate - construction
    1 to 5 years                        495              1,506  2,001
                            ---------------  -----------------  -----

                            $           775              2,388  3,163
                            ===============  =================  =====

INVESTMENT  SECURITIES

Investment securities available-for-sale increased to $2,016,021 at December 31, 2003 from $1,795,320 at December 31, 2002. This increase was the result of an increase in deposits being invested in securities. All of the bank's marketable investment securities were designated as available-for-sale at December 31, 2003.

The following table presents the investments by category at December 31, 2003 and 2002:


                                               2003                        2002
                                   ---------------------------  --------------------------

                                                    Estimated                   Estimated
                                   Amortized Cost   Fair Value  Amortized Cost  Fair Value
                                   ---------------  ----------  --------------  ----------
United States government agencies  $       999,386   1,002,188               -           -
Mortgage-backed securities               1,015,200   1,013,833       1,772,515   1,795,320
                                   ---------------  ----------  --------------  ----------

                                   $     2,014,586   2,016,021       1,772,515   1,795,320
                                   ===============  ==========  ==============  ==========

The following table presents the maturities of investment securities at carrying value and the weighted average yields for each range of maturities presented. Yields are based on amortized cost of securities.

                                   U S Government    Weighted
                                 and State, County    Average   Mortgage-backed   Weighted Average
                                   and Municipals     Yields       Securities          Yields
                                 ------------------  ---------  ----------------  -----------------
Maturities at December 31, 2003
-------------------------------

After 1 through 5 years          $          999,386      3.32%  $              -                - %
After 10 years                                    -         -%         1,015,200              3.98%
                                 ------------------  ---------  ----------------  -----------------

Totals                           $          999,386      3.32%  $      1,015,200              3.98%
                                 ==================  =========  ================  =================

Mortgage backed securities are included in the maturities categories in which they are anticipated to be repaid based on scheduled maturities.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, CONTINUED

DEPOSITS

At December 31, 2003, total deposits increased by $24,454,825 or 70% from December 31, 2002. Noninterest-bearing demand deposits increased $3,289,003 or 169% and interest-bearing deposits increased $1,816,351 or 16%.

Balances within the major deposit categories as of December 31, 2003 and December 31, 2002 as follows (amounts in thousands):

                                                 2003              2002
                                           ----------------  ----------------
Noninterest-bearing demand deposits        $ 5,239    8.85%  $ 1,950    5.62%
Interest-bearing demand deposits            13,481   22.78%   11,665   33.60%
Savings deposits                            13,590   22.97%      996    2.87%
Certificates of deposit $100,000 and over   13,703   23.16%   11,259   32.43%
Other time deposits                         13,162   22.24%    8,850   25.48%
                                           -------  -------  -------  -------

                                           $59,175  100.00%  $34,720  100.00%
                                           =======  =======  =======  =======

The average balance of deposits and the average rates paid on such deposits are summarized for the periods indicated in the following table.

                                        December 31,
                             ----------------------------------
                                   2003              2002
                             ---------------  -----------------
                            (Amounts are presented in thousands)

                             Amount    Rate    Amount    Rate
                            --------  ------  --------  -------
Noninterest-bearing demand  $  4,390      -   $  2,157       -
Interest-bearing demand        3,925   1.84%     1,873    2.72%
Savings and money market      18,400   2.21%     5,465    2.33%
Time deposits                 25,458   3.08%    10,749    3.45%
                            --------          --------

    Totals                  $ 52,172          $ 20,244
                            ========          ========

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2003, are summarized as follows (amounts are presented in thousands):

Within 3 months            $ 1,319
After 3 through 6 months     2,065
After 6 through 12 months    6,272
After 12 months              4,047
                           -------

Total                      $13,703
                           =======

CAPITAL  RESOURCES

Total shareholders' equity increased from $11,123,082 at December 31, 2002 to $11,480,306 at December 31, 2003. This increase was attributable to net earnings for the period.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, CONTINUED

assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit.
The ratio of Tier 1 capital to risk-weighted assets must be at least 4.0% and the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%. The capital leverage ratio supplements the risk-based capital guidelines.

Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%.

The following table summarizes the bank's risk-based capital ratios at December 31, 2003:

Tier 1 capital (to risk-weighted assets)     16.70%
Total capital (to risk-weighted assets)      17.95%
Tier 1 capital (to total average assets)     15.66%

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

The bank maintains relationships with correspondent banks that can provide funds to it on short notice, if needed. Presently, the bank has arrangements with a commercial bank for short term unsecured advances up to $2,700,000.

Cash and cash equivalents as of December 31, 2003 decreased $1,484,289 from December 31, 2002. Cash provided by operating activities totaled $611,102 in 2003, while inflows provided by financing activities totaled $25,457,825, which was attributable to an increase in deposits.

During 2003, investing activities used $27,553,216. Investing activities included net loans made to customers of approximately $26,907,000 and purchases of investment securities available-for-sale of $999,375, partially offset by sales and maturities of investment securities available-for-sale of approximately $750,000.

OFF BALANCE SHEET ARRANGEMENTS

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

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of December 31, 2003:

Commitments to extend credit     $  16,454,000
Standby letters of credit        $     627,000

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, CONTINUED

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

SELECTED RATIOS

The following table sets out certain ratios for the years indicated.

                                    2003    2002
                                   ------  -------
 Net income to:
   Average shareholders' equity     3.45%  (6.43)%
   Average assets                   0.59%  (2.22)%
 Dividends to net earnings             -        -
 Average equity to average assets  16.99%   33.68%

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting  standards  that  have  been  issued  or  proposed  by  the Financial
Accounting Standards Board and other standard setting entities that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

ITEM 7.     CONSOLIDATED FINANCIAL STATEMENTS

     The Consolidated Financial Statements of the Company are incorporated herein by reference to Exhibit 13.1 of this Annual Report on Form 10-KSB for the year ended December 31, 2003.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 8A.    CONTROLS AND PROCEDURES

     At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no changes in the Company's internal controls over financial reporting during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to material affect, the Company's internal control over financial reporting.


                                    PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is information regarding the directors and executive officers of the Company. Each of the directors of the Company also serves as a director of the Bank. The Company, as the sole shareholder of the Bank, will nominate each of the following individuals to serve as a director of the Bank at the Bank's shareholders' meeting. Directors of the Bank serve for a term of one year and are elected by the Company each year at the Bank's annual meeting of shareholders. The Bank's officers are appointed by and hold office at the will of its board of directors.

     The following table sets forth for each director and executive officer of the Company (1) the person's name; (2) his or her age at December 31, 2003; (3) the year he or she was first elected as a director of the Company; and (4) his or her positions with the Company other than as a director and his or her other business experience for the past five years.

                              DIRECTOR  POSITION WITH THE COMPANY
NAME (AGE)                    SINCE     AND BUSINESS EXPERIENCE
----------------------------  --------  -------------------------------------------------------
J. Michael Womble (51)            2001  President, Chief Executive Officer and Chairman of
                                        the Company; Working Chairman of the Bank;
                                        previously Chief Executive Officer of First National
                                        Bank of Paulding County and Chairman of the Board
                                        of Directors; Organizer/Owner of Southlife Homes,
                                        Inc. (residential building and development)

Johnny L. Blankenship (45)        2001  President and Owner of Blankenship Homes
                                        (residential building and development)

William A. Carruth, Jr. (45)      2001  Vice Chairman of the Board of Directors of the
                                        Company and the Bank; President and Owner of
                                        Carruth Wood Products (engineer and survey
                                        supplies) and Aiken Grading Company (construction
                                        contractors)

Harold T. Echols (53)             2001  Project Manager for AT&T Communications

John F. Hall (39)                 2004  President and Chief Executive Officer of the Bank;
                                        previously Senior Vice President, Chief Credit Officer
                                        and Senior Lending Officer of Cornerstone Bank in
                                        Atlanta; previously Senior Vice President of Bank of
                                        America in Atlanta


                              DIRECTOR  POSITION WITH THE COMPANY
NAME (AGE)                    SINCE     AND BUSINESS EXPERIENCE
----------------------------  --------  -------------------------------------------------------

Kathy Hulsey (50)                       Chief Financial Officer and Senior Vice President of
                                        the Company and the Bank; previously Chief
                                        Financial Officer and Senior Vice President of
                                        Premier National Bank of Dalton and Vice President
                                        and Controller of First National Bank of Paulding
                                        County

G. Wayne Kirby (65)               2001  President, Chief Executive Officer and  Owner of
                                        PKW Supply Company, Inc. (building supplies)

Claude K. Rainwater (65)          2001  Owner of Rainwater Motor Company (used car
                                        company), Style Financial Acceptance (automobile
                                        financing) and Independent Car Rental, Inc.

James C. Scott, Jr. (58)          2001  Executive Vice President of MATSCO, Inc., parent
                                        company of C.W. Matthews Contracting Company
                                        (construction company)

Joey Tidwell (46)                 2002  President and Owner of JMC Development, Tidwell
                                        Properties and Homeplace Communities, Inc.

     The Company is filing this Annual Report on Form 10-KSB pursuant to Section 15(d) of the Securities and Exchange Act and is not subject to filings required by Section 16 of the Securities and Exchange Act.

MEETINGS AND COMMITTEES OF THE BOARD

     During the year ended December 31, 2003, the Board of Directors of the Company held 6 meetings and the Board of Directors of the Bank held 12 meetings. All incumbent directors attended at least 75% of the total number of meetings of the Company's Board of Directors and committees of the board on which they serve.

     AUDIT AND COMPLIANCE COMMITTEE. The Board of Directors has established an Audit and Compliance Committee, which recommends to the Board of Directors the independent public accountants to be selected to audit the Company's annual financial statements, evaluates internal accounting controls, reviews the adequacy of the internal audit budget, personnel and plan, and determines that all audits and exams required by law are performed fully, properly, and in a timely fashion. The Audit and Compliance Committee is also responsible for overseeing compliance with the Community Reinvestment Act. The Board of Directors has not adopted a written charter for the Audit Committee. During the fiscal year ended December 31, 2003, the Audit and Compliance Committee held 2 meetings.

     The Audit and Compliance Committee members are Claude Rainwater, James Scott, Harold Echols and William A. Carruth, Jr. Although none of the Audit and Compliance Committee members meets the criteria specified under applicable Securities and Exchange Commission ("SEC") regulations for an "audit committee financial expert," the Board believes that each has the financial knowledge, business experience and independent judgment necessary for service on the Audit and Compliance Committee.

CODE OF ETHICS

     The Company has adopted a code of ethics that applies to its principal executive, financial and accounting officers. A copy of the code of ethics may be obtained, without charge, upon written request addressed to First National Bank West Metro, 1242 Marietta Highway, Dallas, Georgia, 30157, Attention:
Chief Financial Officer. The request may be delivered by letter to the address set forth above or by fax to the attention of the Company's Chief Financial Officer at (678) 363-8212.

ITEM  10.     EXECUTIVE  COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

     SUMMARY COMPENSATION TABLE. The following table presents the total compensation of the Company paid during fiscal years 2003, 2002 and 2001 to its chief executive officer and to the Bank's chief executive officer in 2003. No other executive officer of the Company earned over $100,000 in salary and bonus during fiscal years 2003, 2002 and 2001.

                                    Annual Compensation              Long Term Compensation
                             -----------------------------------  ----------------------------
                                                      Other       Number of
                                                      Annual      Securities     All Other
                              Salary     Bonus     Compensation   Underlying  Compensation(1)
Name and Position      Year     ($)       ($)          ($)         Options          ($)
----------------------------------------------------------------------------------------------
James M. Womble,       2003  $ 144,230  $ 10,000  $            0      24,000  $              0
President and Chief    2002  $ 150,000  $ 10,000  $            0      21,000  $              0
Executive Officer of   2001  $  77,575  $      0  $            0           0  $              0
the Company


John F. Hall,          2003  $  96,000  $      0  $            0      15,000  $              0
President and Chief
Executive Officer of
the Bank


Steve Chatham,         2003  $ 124,616  $ 10,000  $            0      15,000  $              0
Executive Vice
President of the Bank

     (1) We have omitted information on "perks" and other personal benefits because the aggregate value of these items does not meet the minimum amount required for disclosure under the Securities and Exchange Commission's regulations.

     EMPLOYMENT AGREEMENTS.

     J. MICHAEL WOMBLE. The Company entered into an employment agreement with J. Michael Womble on May 1, 2001. Pursuant to an amended employment agreement, Mr. Womble serves as President and Chief Executive Officer of the Company and Chairman of the Board of the Bank. At the end of the initial three-year term of Mr. Womble's employment agreement, and at the end of each succeeding day, the agreement will be extended for an additional day so that the unexpired term is always three years, unless either of the parties gives notice of intent not to extend the agreement.

     Mr. Womble's annual base salary under the amended agreement is $100,000. Mr. Womble also receives health insurance, membership fees to a country club, and a monthly automobile allowance in the amount of $500.

     Pursuant to Mr. Womble's employment agreement, the Company granted him a non-qualified option to purchase 21,000 shares of the Company's common stock at $10.00 per share on March 25, 2002, the date the Bank opened for business. Mr. Womble's option was issued under our stock incentive plan and constitutes approximately 18.6% of the shares reserved for issuance under the plan. Mr. Womble's option generally becomes exercisable in equal one-third annual increments over a three-year period beginning on the one-year anniversary of the Bank opening for business. In addition, the Company will grant Mr. Womble an annual option to purchase 3,000 shares of our common stock if the Bank successfully reaches its designated performance targets for the fiscal year.
The annual option will be granted at an exercise price per share no greater than fair market value as determined on the grant date.

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

     JOHN F. HALL.  The Company entered into an employment agreement with John
F. Hall on February 10, 2003 pursuant to which Mr. Hall serves as President and Chief Executive Officer of the Bank. At the end of the initial three-year term of Mr. Hall's employment agreement, and at the end of each succeeding day, the agreement will be extended for an additional day so that the unexpired term is always three years, unless either of the parties gives notice of intent not to extend the agreement.

     Mr. Hall's annual base salary under the agreement is $130,800. Beginning with the year ending December 31, 2003, he may be entitled to receive a bonus equal to 25% of his base salary if the Bank meets or exceeds the board of directors' performance targets for the Bank. Mr. Hall also receives health insurance, membership fees to a country club, and a monthly automobile allowance in the amount of $500.

     Pursuant to Mr. Hall's employment agreement, the Company granted him an incentive stock option to purchase 15,000 shares of the Company's common stock at $10.00 per share on May 22, 2003. Mr. Hall's option was issued under our stock incentive plan and constitutes approximately 13.3% of the shares reserved for issuance under the plan. Mr. Hall's option generally becomes exercisable in equal one-third annual increments over a three-year period beginning on May 22, 2004. In addition, the Company will grant Mr. Hall an annual option to purchase 2,000 shares of our common stock if the Bank successfully reaches its designated performance targets for the fiscal year. The annual option will be granted at an exercise price per share no greater than fair market value as determined on the grant date.

     We will be obligated to pay Mr. Hall his base salary for 12 months if one of the following terminating events occurs:

     -    Mr. Hall becomes permanently disabled;

     -    the Bank terminates Mr. Hall's employment without cause; or

     -    Mr. Hall terminates his employment for cause.

     Additionally, upon a change of control of the Company, Mr. Hall will be entitled to severance compensation in an amount equal to three times his then effective base salary if the Company or its successor terminates his employment other than for cause. Cause for terminating employment is defined in the agreement.

     The agreement also generally provides that, for a period of 12 months following the termination of Mr. Hall's employment, he will not compete with the Bank in the banking business nor solicit our customers nor our employees. The non-competition and non-solicitation provisions of the agreement only apply if Mr. Hall terminates his employment without cause or in connection with a change of control, or if we terminate his employment with cause.

     STEVE CHATHAM. The Company entered into an employment agreement with Steve Chatham on March 4, 2003 pursuant to which Mr. Chatham serves as Executive Vice President and Senior Credit Officer of the Bank. At the end of the initial three-year term of Mr. Chatham's employment agreement, and at the end of each succeeding day, the agreement will be extended for an additional day so that the unexpired term is always three years, unless either of the parties gives notice of intent not to extend the agreement.

     Mr. Chatham's annual base salary under the agreement is $120,000. Beginning with the year ending December 31, 2003, he may be entitled to receive a bonus of $20,000 if the Bank meets or exceeds the board of directors' performance targets for the Bank. Mr. Chatham also receives health insurance, membership fees to a country club, and a monthly automobile allowance in the amount of $500.

     Pursuant to Mr. Chatham's employment agreement, the Company granted him an incentive stock option to purchase 15,000 shares of the Company's common stock at $10.00 per share on May 22, 2003. Mr. Chatham's option was issued under our stock incentive plan and constitutes approximately 13.3% of the shares reserved for issuance under the plan. Mr. Chatham's option generally becomes exercisable in equal one-third annual increments over a three-year period beginning on May 22, 2004.

     We will be obligated to pay Mr. Chatham his base salary for 12 months if one of the following terminating events occurs:

     -    Mr. Chatham becomes permanently disabled;

     -    the Bank terminates Mr. Chatham's employment without cause; or

     -    Mr. Chatham terminates his employment for cause.

     Additionally, upon a change of control of the Company, Mr. Chatham will be entitled to severance compensation in an amount equal to three times his then effective base salary if the Company or its successor terminates his employment other than for cause. Cause for terminating employment is defined in the agreement.

     The agreement also generally provides that, for a period of 12 months following the termination of Mr. Chatham's employment, he will not compete with the Bank in the banking business nor solicit our customers nor our employees. The non-competition and non-solicitation provisions of the agreement only apply if Mr. Chatham terminates his employment without cause or in connection with a change of control, or if we terminate his employment with cause.

DIRECTOR COMPENSATION

     Neither the Company nor the Bank will separately compensate its directors for their service as directors until the Bank earns a cumulative profit. Thereafter, the Bank will adopt compensatory policies for its directors that conform to applicable law.

OPTION GRANTS IN FISCAL YEAR 2003

     The following table sets forth information at December 31, 2003, and for the fiscal year then ended, concerning stock options granted to the executive officer listed below. The listed executive officer did not exercise any options to purchase common stock of the Company during 2003. We have not granted any stock appreciation rights, restricted stock or stock incentives other than stock options.

                                      Percent of
                      Number of     Total Options
                     Securities       Granted to
                     Underlying      Employees in   Exercise Price
NAME               Options Granted   Fiscal Year       Per Share     Expiration Date
-----------------  ---------------  --------------  ---------------  ---------------
J. Michael Womble           24,000           44.4%  $         10.00  March 25, 2008
John F. Hall                15,000           27.8%  $         10.00  May 22, 2013
Steve Chatham               15,000           27.8%  $         10.00  May 22, 2013

OPTIONS EXERCISED IN FISCAL YEAR 2003

     No options were exercised by our named executive officers in fiscal year 2003.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

     The following table shows the number of shares underlying stock options held by the executive officers named in the summary compensation table. Also reported are the values for "in-the-money" options which represent the positive spread between the exercise price of any such existing stock options and the year-end price of the Bank's common stock. No stock options were exercised in 2002 by the executive officers named in the summary compensation table.

                                                   Number of Securities     Value of Unexercised In-the-
                                                  Underlying Unexercised          Money Options at
                                               Options at December 31, 2003      December 31, 2003
                      Shares
                   Acquired on       Value
Name               Exercise (#)  Realized ($)   Exercisable  Unexercisable  Exercisable   Unexercisable
J. Michael Womble             0  $           0        7,000         38,000  $      7,700  $       41,800
John F. Hall                  0  $           0            0         15,000  $          0  $       16,500
Steve Chatham                 0  $           0            0         15,000  $          0  $       16,500

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth the number of shares of the Company's common stock beneficially owned as of March 1, 2004 by (a) each executive officer and director of the Company; (b) all executive officers and directors, as a group; and (c) the shareholders owning more than 5% of the Company's outstanding common stock. The information shown below is based upon information furnished to the Company by the named persons. Unless otherwise indicated, each person is the record owner and has sole voting and investment power with respect to his or her shares. The Company is unaware of any other shareholder owning more than 5% of the Company's outstanding common stock. Additionally, the address of each person is 1242 Marietta Highway, Dallas, Georgia 30157.

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




                              NUMBER     PERCENT
NAME                          OF SHARES  OF CLASS  NATURE OF BENEFICIAL OWNERSHIP
----------------------------  ---------  --------  ---------------------------------------------------
DIRECTORS:
----------

J. Michael Womble (51)          226,765      18.7  Includes 200 shares owned by Mr. Womble's
                                                   spouse as a joint tenant with his spouse's parent.
                                                   Also includes 14,000 shares that Mr. Womble has
                                                   the right to acquire by exercising options that are
                                                   exercisable within 60 days after the record date.

Johnny L. Blankenship (45)       40,000       3.3

William A. Carruth, Jr. (45)     80,200       6.7  Includes 900 shares owned by Mr. Carruth's spouse.

Harold T. Echols (53)            20,000       1.7


John F. Hall (39)                10,400        __  Includes (a) 1,400 shares owned by the George H.
                                                   Hall family and (b) 5,000 shares that Mr. Hall has
                                                   the right to acquire by exercising options that are
                                                   exercisable within 60 days after the record date.

Kathy Hulsey (50)                 3,200         *  Includes 200 shares owned by Ms. Hulsey's spouse.

G. Wayne Kirby (65)              21,500       1.8  Includes 1,500 shares owned by Mr. Mr. Kirby's
                                                   spouse.

Claude K. Rainwater (65)         20,000       1.7

James C. Scott, Jr. (58)         42,500       3.4  Includes 10,000 shares owned by MATSCO, Inc.,
                                                   of which Mr. Scott is Executive Vice President.

Joey Tidwell (46)                90,000       7.5

ALL DIRECTORS AND EXECUTIVE     554,565      45.7
OFFICERS AS A GROUP (10
PERSONS)

ADDITIONAL 5% SHAREHOLDERS:
---------------------------

Wayne Tibbits                    62,500       5.2  Includes 10,000 shares owned by Mr. Tibbits'
                                                   spouse.

The Crestwood Suites Trust       60,000       5.0

_______________________
*    Less than 1% of class

     The following table sets forth information regarding the Company's equity compensation plans under which shares of the Company's common stock are authorized for issuance. The only equity compensation plan maintained by the Company is the West Metro Financial Services, Inc. 2001 Stock Incentive Plan.

                                                                                       Number of shares
                                                                                    remaining available for
                           Number of securities to be   Weighted-average exercise  future issuance under the
                             issued upon exercise of            price of                Plan (excludes
                               outstanding options         outstanding options       outstanding options)
                           ---------------------------  -------------------------  --------------------
Equity compensation plans
approved by security
holders
                                     80,000                       10.00                   33,000
Equity compensation plans
not approved by security
holders
                                    300,000 (1)                   10.00                        0

Total                               380,000                       10.00                   33,000

______________________
(1) Each of our organizing directors devoted substantial time and effort to the activities necessary to organize the Company and the Bank. Additionally, each of them agreed to guarantee indebtedness of the Company. In consideration of these efforts and in recognition of their financial risks, each of our organizing directors received a warrant to purchase a number of shares of common stock equal to the number of shares he or she purchased in the offering, up to an aggregate maximum of 300,000. Since our organizing directors purchased an aggregate of more than 300,000 shares in the initial public offering, the aggregate maximum number of shares subject to the warrants was allocated among our organizing directors on a pro rata basis based on the number of shares the director purchased in the initial public.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Our directors, officers and their affiliates, including members of their families or businesses and other organizations with which they are associated, make banking and other transactions in the ordinary course of business with the Bank. It is the policy of the Bank that any loans or other transactions with those persons or entities (a) are made in accordance with applicable law and the Bank's lending policies, (b) are made on substantially the same terms, including price, interest rates and collateral, as those prevailing at the time for comparable transactions with other unrelated parties of similar standing, and
(c) are not expected to involve more than the normal risk of collectability or present other unfavorable features to the Company and the Bank. In addition, all transactions with our directors, officers and their affiliates are on terms no less favorable than could be obtained from an unaffiliated third party, and must be approved by a majority of our directors, including a majority of the directors who do not have an interest in the transaction.

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

(A)     EXHIBITS

Exhibit
Number    Exhibit
-------   -------

3.1       Articles of Incorporation(1)

3.2       Bylaws(1)

4.1       Specimen Common Stock Certificate(1)

4.2 See Exhibits 3.1, 3.2 and 3.3 for provisions of the Articles of Incorporation and Bylaws defining rights of holders of the Common Stock

Exhibit
Number    Exhibit
-------   -------

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

10.4      West Metro Financial Services, Inc. 2001 Stock Incentive Plan(1) (2)

10.5      Form of Non-Qualified Option and form of an Incentive Stock Option(1)
          (2)

10.6 Employment Agreement dated as of June 1, 2001 by and among First National Bank West Metro (In Organization), West Metro Financial Services, Inc. and J. Michael Womble(1) (2)

10.7 Employment Agreement dated as of June 29, 2001 by and among First National Bank West Metro (In Organization), West Metro Financial Services, Inc. and Kathy Hulsey(1) (2)

10.8 Amended Employment Agreement dated as of January 1, 2004 by and among First National Bank West Metro, West Metro Financial Services, Inc. and J. Michael Womble (2)

10.9 Employment Agreement dated as of March 4, 2004 by and among First National Bank West Metro, West Metro Financial Services, Inc. and Steve Chatham (2)

10.10 Employment Agreement dated as of February 10, 2004 by and among First National Bank West Metro, West Metro Financial Services, Inc. and John
          F. Hall (2)

13.1 West Metro Financial Services Inc. Consolidated Financial Statements as of December 31, 2003

22.1      Subsidiaries of Registrant.

24.1 Power of Attorney (appears on the signature pages to this Annual Report on Form 10-KSB)

31.1 Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Exchange Act

Exhibit
Number    Exhibit
-------   -------

31.2 Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Exchange Act

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1      Proxy Statement for 2004 Annual Meeting to be held on June 3, 2004
_________________________
(1) Previously filed as an exhibit of the same number to the Registration Statement on Form SB-2 (Registration No. 333-67494), as filed with the SEC on August 14, 2001.

(2)  Indicates a compensatory plan or contract.

(3) Previously filed as an exhibit of the same number to Amendment No. 1 to the Registration Statement on Form SB-2 (Registration No. 333-67494), as filed with the SEC on September 26, 2001.

(B)     REPORTS ON FORM 8-K FILED IN THE FOURTH QUARTER OF 2003:  None.


           SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS. The Company plans to provide its audited financial statements to shareholders. The Company's financial statements are included in this Annual Report on Form 10-KSB. See "Part II-Item 7. Financial Statements."

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES


     The following table sets forth the fees billed to the Company for the years ended December 31, 2003 and 2002 by Porter Keadle Moore, LLP:

                     2002     2003
                    -------  ------

Audit fees          $36,565  31,296
Audit-related fees       --      --
Tax fees              6,100   5,250
All other fees       18,000  12,000
                    -------  ------
     Total Fees     $60,665  48,546
                    =======  ======

AUDIT FEES

     Audit fees represent fees billed by PKM for professional services rendered in connection with the (1) audit of the Company's annual financial statements for 2003 and 2002, and (2) review of the financial statements included in the Company's quarterly filings on Form 10-QSB and annual filings on Form 10-KSB.

AUDIT-RELATED FEES

     PKM billed no fees for audit-related services during 2003 or 2002.

TAX FEES

     Tax fees represent the aggregate fees billed in each of the last two fiscal years for professional services rendered by PKM for tax compliance, tax advice and tax planning.

ALL OTHER FEES

     Other fees during 2003 or 2002 were billed for outsourced internal audit procedures as pre-approved by the Audit and Compliance Committee.

     The fees billed by PKM are pre-approved by the Audit and Compliance Committee of the Company in accordance with the policies and procedures for the Audit and Compliance Committee. The Audit and Compliance Committee pre-approves all audit and non-audit services provided by the Company's independent auditors and may not engage the independent auditors to perform any prohibited non-audit services. For 2003, 100% of the fees incurred were pre-approved.

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

Date:     March 26, 2004



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

        SIGNATURE                         TITLE                  DATE
-----------------------------  ---------------------------  --------------

                               President, Chief Executive
                               Officer and Chairman of the
 /s/ J. Michael Womble         Board of Directors           March 26, 2004
-----------------------------
J. Michael Womble*


 /s/ Johnny L. Blankenship     Director                     March 26, 2004
-----------------------------
Johnny L. Blankenship


 /s/ William A. Carruth, Jr.   Director                     March 26, 2004
-----------------------------
William A. Carruth, Jr.


 /s/ Harold T. Echols          Director                     March 26, 2004
-----------------------------
Harold T. Echols


 /s/ John F. Hall              Director                     March 26, 2004
-----------------------------
John F. Hall


 /s/ Kathy Hulsey              Chief Financial Officer      March 26, 2004
-----------------------------
Kathy Hulsey**


 /s/ G. Wayne Kirby            Director                     March 26, 2004
-----------------------------
G. Wayne Kirby


 /s/ Claude K. Rainwater, Jr.  Director                     March 26, 2004
-----------------------------
Claude K. Rainwater, Jr.


 /s/ James C. Scott, Jr.       Director                     March 26, 2004
-----------------------------
James C. Scott, Jr.



 /s/ Joey Tidwell              Director                     March 26, 2004
-----------------------------
Joey Tidwell

_____________________________
*   Principal executive officer.
** Principal financial and accounting officer.

                                  EXHIBIT INDEX
                                  -------------

Exhibit
Number    Exhibit
-------   -------

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

10.4      West Metro Financial Services, Inc. 2001 Stock Incentive Plan(1) (2)

10.5      Form of Non-Qualified Option and form of an Incentive Stock Option(1)
          (2)

10.6 Employment Agreement dated as of June 1, 2001 by and among First National Bank West Metro (In Organization), West Metro Financial Services, Inc. and J. Michael Womble(1) (2)

10.7 Employment Agreement dated as of June 29, 2001 by and among First National Bank West Metro (In Organization), West Metro Financial Services, Inc. and Kathy Hulsey(1) (2)

10.8 Amended Employment Agreement dated as of January 1, 2004 by and among First National Bank West Metro, West Metro Financial Services, Inc. and J. Michael Womble (2)

10.9 Employment Agreement dated as of March 4, 2004 by and among First National Bank West Metro, West Metro Financial Services, Inc. and Steve Chatham (2)

10.10 Employment Agreement dated as of February 10, 2004 by and among First National Bank West Metro, West Metro Financial Services, Inc. and John
          F. Hall (2)

Exhibit
Number    Exhibit
-------   -------

13.1 West Metro Financial Services Inc. Consolidated Financial Statements as of December 31, 2003

22.1      Subsidiaries of Registrant.

24.1 Power of Attorney (appears on the signature pages to this Annual Report on Form 10-KSB)

31.1 Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Exchange Act

31.2 Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Exchange Act

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1      Proxy Statement for 2004 Annual Meeting to be held on June 3, 2004
_________________________
(1) Previously filed as an exhibit of the same number to the Registration Statement on Form SB-2 (Registration No. 333-67494), as filed with the SEC on August 14, 2001.

(2)  Indicates a compensatory plan or contract.

(3) Previously filed as an exhibit of the same number to Amendment No. 1 to the Registration Statement on Form SB-2 (Registration No. 333-67494), as filed with the SEC on September 26, 2001.