Form 10-Q
period 2004-03-31
WEST METRO FINANCIAL SERVICES INC
filed 2004-05-13
CIK 1157294

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2004

                                       OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from to

                        Commission file number  333-67494


                       West Metro Financial Services, Inc.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

             Georgia                                     58-2643181
  ------------------------------           ------------------------------------
    (State of Jurisdiction of              (I.R.S. Employer Identification No.)
  Incorporation or organization)

1242 Marietta Highway, Dallas, Georgia                     30157
---------------------------------------        ----------------------------
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

                                   YES XX   NO
                                       --

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,200,000 shares of common stock, $1 par value per share, issued and outstanding as of May 6, 2004.

     Transitional  Small  Business  Disclosure  Format (check one):  YES  NO  XX
                                                                             ---

                                 WEST METRO FINANCIAL SERVICES, INC.

                                                INDEX

                                                                                             Page No.
                                                                                             --------
PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheet (unaudited) at March 31, 2004                                3

            Consolidated Statements of Operations (unaudited) for the Three
              Months Ended March 31, 2004 and 2003                                                  4

            Consolidated Statements of Comprehensive Income (unaudited) for the
              Three Months Ended March 31, 2004 and 2003                                            5

            Consolidated Statements of Cash Flows (unaudited) for the Three
              Months Ended March 31, 2004 and 2003                                                  6

            Notes to Consolidated Financial Statements (unaudited)                                  7

   Item 2.  Management's Discussion and Analysis                                                    9

   Item 3.  Controls and Procedures                                                                13


PART II.    OTHER INFORMATION

   Item 1.  Legal Proceedings                                                                      14

   Item 2.  Changes in Securities and Small Business Issuer Purchases of Equity Securities         14

   Item 3.  Defaults Upon Senior Securities                                                        14

   Item 4.  Submission of Matters to a Vote of Security Holders                                    14

   Item 5.  Other Information                                                                      14

   Item 6.  Exhibits and Reports on Form 8-K                                                       14


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

                       WEST METRO FINANCIAL SERVICES, INC.

                         PART I.  FINANCIAL INFORMATION

     ITEM  1.     FINANCIAL  STATEMENTS

                       WEST METRO FINANCIAL SERVICES, INC.
                           Consolidated Balance Sheet
                                 March 31, 2004
                                   (Unaudited)


                                     Assets
                                     ------

Cash and due from banks                                           $ 2,801,575
Federal funds sold                                                  2,978,000
                                                                  ------------
      Cash and cash equivalents                                     5,779,575
Investment securities available-for-sale                            3,630,505
Other investments                                                     434,600
Loans, net                                                         75,962,990
Premises and equipment, net                                         3,431,611
Accrued interest receivable and other assets                          734,917
                                                                  ------------
                                                                  $89,974,198
                                                                  ============

                     Liabilities and Stockholders' Equity
                     ------------------------------------

Liabilities:
    Deposits:
      Noninterest-bearing                                         $ 7,655,351
      Interest-bearing                                             70,630,478
                                                                  ------------
      Total deposits                                               78,285,829
    Accrued interest payable and other liabilities                    129,976
                                                                  ------------
      Total liabilities                                            78,415,805
                                                                  ------------
Commitments

Stockholders' equity:
    Preferred stock, no par value; 2,000,000 authorized;
      no shares issued and outstanding                                      -
    Common stock, $1 par value; authorized
      10,000,000 shares; 1,200,000 shares issued and outstanding    1,200,000
    Additional paid-in capital                                     10,686,036
    Accumulated deficit                                              (330,369)
    Accumulated other comprehensive income                              2,726
                                                                  ------------
      Total stockholders' equity                                   11,558,393
                                                                  ------------
                                                                  $89,974,198
                                                                  ============

See  accompanying  notes  to  unaudited  consolidated  financial  statements.

                       WEST METRO FINANCIAL SERVICES, INC.

                      Consolidated Statements of Operations

               For the Three Months Ended March 31, 2004 and 2003
                                   (Unaudited)

                                                           2004       2003
                                                        ----------  --------
Interest income:
  Interest and fees on loans                            $1,153,513  761,975
  Interest on investment securities                         25,740   22,581
  Interest on federal funds sold                             4,996   13,757
                                                        ----------  --------
  Total interest income                                  1,184,249  798,313
                                                        ----------  --------
Interest expense on deposits                               349,056  290,494
Interest expense on borrowings                               1,616        -
                                                        ----------  --------
  Total interest expense                                   350,672  290,494
                                                        ----------  --------
  Net interest income                                      833,577  507,819
Provision for loan losses                                  108,250  106,000
                                                        ----------  --------
  Net interest income after provision for loan losses      725,327  401,819
                                                        ----------  --------
Other income:
  Service charges on deposit accounts                       30,127   19,375
  Mortgage loan fees                                        76,492   95,789
  Other income                                               1,180      831
                                                        ----------  --------
    Total other income                                     107,799  115,995
                                                        ----------  --------
Other expense:
  Salaries and other personnel expense                     466,603  361,090
  Net occupancy and equipment expense                       68,600   62,682
  Other operating expense                                  171,061  142,882
                                                        ----------  --------
    Total other expense                                    706,264  566,654
                                                        ----------  --------
    Earnings (loss) before income taxes                    126,862  (48,840)
Income tax expense                                          50,612        -
                                                        ----------  --------
    Net earnings (loss)                                 $   76,250  (48,840)
                                                        ==========  ========
    Basic and diluted earnings (loss) per share         $     0.06    (0.04)
                                                        ==========  ========

See  accompanying  notes  to  unaudited  consolidated  financial  statements.

                        WEST METRO FINANCIAL SERVICES, INC.

                  Consolidated Statements of Comprehensive Income

                 For the Three Months Ended March 31, 2004 and 2003
                                    (Unaudited)

                                                                   2004      2003
                                                                 --------  --------
Net earnings (loss)                                              $76,250   (48,840)
                                                                 --------  --------
Other comprehensive income (loss), net of tax:
  Unrealized gains on investment
    securities available-for-sale:
      Unrealized gains (losses) arising during the period          2,962    (5,618)
      Income tax benefit (expense) related to unrealized gains
        on investment securities available-for-sale               (1,125)    2,135
                                                                 --------  --------

Other comprehensive income (loss)                                  1,837    (3,483)
                                                                 --------  --------

Comprehensive income (loss)                                      $78,087   (52,323)
                                                                 ========  ========

See  accompanying  notes  to  unaudited  consolidated  financial  statements.

                           WEST METRO FINANCIAL SERVICES, INC.

                          Consolidated Statements of Cash Flows
                    For the Three Months Ended March 31, 2004 and 2003
                                       (Unaudited)

                                                                   2004          2003
                                                               -------------  -----------
Cash flows from operating activities:
  Net earnings (loss)                                          $     76,250      (48,840)
    Adjustments to reconcile net earnings (loss) to
      net cash provided (used) by operating activities:
        Provision for loan losses                                   108,250      106,000
        Depreciation, amortization and accretion                     50,844       43,338
        Change in other                                             (73,668)    (152,688)
                                                               -------------  -----------
            Net cash provided (used) by operating activities        161,676      (52,190)
                                                               -------------  -----------
Cash flows from investing activities:
  Proceeds from maturities and paydowns of
    investment securities available-for-sale                      3,637,203      192,401
  Purchases of investment securities available-for-sale          (5,249,196)           -
  Purchases of other investments                                    (55,350)     (56,700)
  Net change in loans                                           (10,350,252)  (8,751,757)
  Purchases of premises and equipment                            (1,285,725)    (111,396)
                                                               -------------  -----------
            Net cash used by investing activities               (13,303,320)  (8,727,452)
                                                               -------------  -----------
Cash flows from financing activities:
  Net change in deposits                                         19,111,251   15,038,249
  Net change in federal funds purchased                          (1,003,000)           -
                                                               -------------  -----------
            Net cash provided by financing activities            18,108,251   15,038,249
                                                               -------------  -----------
Net change in cash and cash equivalents                           4,966,607    6,258,607
Cash and cash equivalents at beginning of the period                812,968    2,297,257
                                                               -------------  -----------
Cash and cash equivalents at end of the period                 $  5,779,575    8,555,864
                                                               =============  ===========
Noncash investing and financing activities:
  Change in unrealized gain (loss) on securities
    available-for-sale, net of tax                             $      1,837       (3,483)
Supplemental information:
  Interest paid                                                $    346,287      283,800
  Income taxes paid                                            $     13,000            -

See  accompanying  notes  to  unaudited  consolidated  financial  statements.

                       WEST METRO FINANCIAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)  ORGANIZATION AND BASIS OF PRESENTATION
     --------------------------------------
     West Metro Financial Services, Inc. (the "Company"), a bank holding company, owns 100% of the outstanding stock of First National Bank West Metro (the "Bank"), a national bank operating in Paulding County and Douglas County, Georgia. The Bank is a community oriented commercial bank with emphasis on retail banking and offers such customary banking services as consumer and commercial checking accounts, savings accounts, certificates of deposit, commercial, consumer and real estate loans, money transfers and a variety of other banking services.

     The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-KSB. The financial statements as of March 31, 2004 and for the interim periods ended March 31, 2004 and 2003 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2003 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company's 2003 Form 10-KSB.

(2)  CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     ------------------------------------------
     The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. The Company's significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2003 as filed on our annual report on Form 10-KSB.

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

(3)  EARNINGS  PER  SHARE
     --------------------
     Net earnings per common share are based on the weighted average number of common shares outstanding during each period, which was 1,200,000 shares for all periods presented.

(4)  STOCK-BASED  COMPENSATION
     -------------------------
     The Company sponsors stock-based compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financing Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the three months ended March 31, 2004 and 2003.

                       WEST METRO FINANCIAL SERVICES, INC.

                                   (UNAUDITED)

(4)  STOCK-BASED  COMPENSATION,  CONTINUED
     -------------------------------------

                                                             2004        2003
                                                          -----------  ---------
     Net earnings (loss) as reported                      $   76,250    (48,840)
     Deduct: Total stock-based employee compensation
       expense determined under fair-value based method
       for all awards                                        (61,559)   (85,333)
                                                          -----------  ---------
     Pro forma net earnings (loss)                        $   14,691   (134,173)
                                                          ===========  =========
     Basic and diluted loss per share:

       As reported                                        $      .06       (.04)
                                                          ===========  =========
       Pro forma                                          $      .01       (.11)
                                                          ===========  =========

                       WEST METRO FINANCIAL SERVICES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               For the Three Months Ended March 31, 2004 and 2003

The following is our discussion and analysis of certain significant factors that have affected our financial position and operating results and those of our subsidiary, First National Bank West Metro, during the periods included in the accompanying financial statements. This commentary should be read in conjunction with the financial statements and the related notes and the other statistical information included in this report.

This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words "may," "will," "anticipate," "should," "would," "believe," "contemplate," "expect," "estimate," "continue," and "intend," as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

     - significant increases in competitive pressure in the banking and financial services industries;
     - changes in the interest rate environment which could reduce anticipated or actual margins;
     - changes in political conditions or the legislative or regulatory environment;
     - general economic conditions, either nationally or regionally and especially in primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;
     -    changes  occurring  in  business  conditions  and  inflation;
     -    changes  in  technology;
     -    the  level  of  allowance  for  loan  loss;
     -    the  rate  of  delinquencies  and  amounts  of  charge-offs;
     -    the  rates  of  loan  growth;
     - adverse changes in asset quality and resulting credit risk-related losses and expenses;
     -    changes  in  monetary  and  tax  policies;
     -    changes  in  the  securities  markets;  and
     - other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.


RESULTS  OF  OPERATIONS
-----------------------

NET  INTEREST  INCOME
---------------------
For the three months ended March 31, 2004, net interest income totaled $834,000 as compared to $508,000 for the same period in 2003. Interest income from loans, including fees increased $392,000 or 51% to $1,154,000 for the three months ended March 31, 2004 while income from investment securities increased by $3,000 or 14% to $26,000. Interest expense totaled $351,000 for the three months ended March 31, 2004 compared to $290,000 in 2003. The increase in net interest income was a result of loan growth, increased loan yields and lower cost of funds, resulting in an overall increase in net interest income. The net interest margin realized on earning assets and the interest rate spread were 4.42% and 4.00%, respectively, for the three months ended March 31, 2004. For the three months ended March 31, 2003, the net interest margin was 4.07% and the interest rate spread was 3.41%.

INTEREST  RATE  SENSITIVITY  AND  ASSET  LIABILITY  MANAGEMENT
--------------------------------------------------------------
Interest rate sensitivity measures the timing and magnitude of the repricing of assets compared with the repricing of liabilities and is an important part of asset/liability management of a financial institution. The objective of interest rate sensitivity management is to generate stable growth in net interest income, and to control the risks associated with interest rate movements. Management constantly reviews interest rate risk exposure and the expected interest rate environment so that adjustments in interest rate sensitivity can be timely made. Since the assets and liabilities of a bank are primarily monetary in nature (payable in fixed, determinable amounts), the performance of a bank is affected more by changes in interest rates than by inflation. Interest rates generally increase as the rate of inflation increases, but the magnitude of the change in rates may not be the same.

                       WEST METRO FINANCIAL SERVICES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Net interest income is the primary component of net income for financial institutions. Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and noninterest sensitive assets and liabilities. "Gap" is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months. Gap is an attempt to predict the behavior of the bank's net interest income in general terms during periods of movement in interest rates. In general, if the bank is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period. In a rising interest rate environment, assets repricing more quickly is expected to enhance net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities. Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At March 31, 2004, the bank, as measured by Gap, is in an asset sensitive position. Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities. For more information on asset-liability management, see the annual report of Form 10-KSB filed with the Securities and Exchange Commission.


PROVISION  AND  ALLOWANCE  FOR  LOAN  LOSSES
--------------------------------------------
The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. The provision charged to expense was $108,000 for the three months ended March 31, 2004 as compared to $106,000 for the three months ended March 31, 2003. The increase in the provision was due to an increase in loan volume throughout the first quarter of 2004. The allowance for loan losses was 1.31% of gross loans at March 31, 2004. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We anticipate maintaining an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

NONINTEREST  INCOME
-------------------
Noninterest income for the three months ended March 31, 2004 totaled $108,000 as compared to $116,000 for the three months ended March 31, 2003. This decrease was attributable to a decrease in mortgage loan origination fees for the period partially offset by increased service charges on deposit accounts associated with the overall deposit growth. The low interest rate environment was the primary reason for the mortgage origination volume during 2003 and the mortgage refinancing cycle slowed during the first three months of 2004.

NONINTEREST  EXPENSE
--------------------
Total noninterest expense for the three months ended March 31, 2004 was $706,000 as compared to $567,000 for the same period in 2003. Salaries and benefits, the largest component of noninterest expense, totaled $467,000 for the three months ended March 31, 2004, compared to $361,000 for the same period a year ago. These increases were due to normal salary increases and an increase in the number of full time equivalent employees. Other operating expenses were $171,000 for the three months ended March 31, 2004 as compared to $143,000 for the three months ended March 31, 2003. These increases in noninterest expenses are due to the continued growth of the bank.

INCOME  TAXES
-------------
Income tax expense for the three months ended March 31, 2004 was $51,000. The effective tax rate was approximately 40% during 2004.

                       WEST METRO FINANCIAL SERVICES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

NET  EARNINGS
-------------
The combination of the above factors resulted in net earnings of $76,000 for the three months ended March 31, 2004 compared to a net loss for the three months ended March 31, 2003 of $49,000. Basic and diluted earnings per share was $.06 for the three months ended March 31, 2004 compared to basic loss per share of $.04 for the same period in 2003.

ASSETS  AND  LIABILITIES
------------------------
During the first three months of 2004, total assets increased $18,195,000, or 25%, when compared to December 31, 2003. The primary sources of growth in assets were loans, which increased $10,242,000, or 16%, during the first three months of 2004 and Federal funds sold which increased by $2,978,000 or 100% during the first quarter of 2004. Investment securities available-for-sale increased $1,614,000 from December 31, 2003 to $3,631,000 at March 31, 2004.
Total deposits increased $19,111,000, or 32%, from the December 31, 2003 amount of $59,175,000.

INVESTMENT  SECURITIES
----------------------
Investment securities available-for-sale increased $1,614,000 from $2,016,000 at December 31, 2003 to $3,630,000 at March 31, 2004. All of the Bank's marketable investment securities were designated as available-for-sale at March 31, 2004.

PREMISES  AND  EQUIPMENT
------------------------
Premises and equipment, net of depreciation, totaled $3,432,000 at March 31, 2004. The increase of $1,235,000 from the December 31, 2003 amount of $2,196,000 was due to construction cost related to the new main office building located at 68 First National Drive.

LOANS
-----
Gross loans totaled $76,970,000 at March 31, 2004, an increase of $10,350,000 or 15.54% since December 31, 2003. The largest increase in loans was in Real estate - construction, which increased $7,361,000 or 21.5% to $41,610,000 at March 31, 2004. Balances within the major loans receivable categories as of March 31, 2004 and December 31, 2003 are as follows:

                                              (Amounts are presented in thousands)

                                                 March 31,          December 31,
                                                    2004                2003
                                             ------------------  -------------------
     Commercial, financial and agricultural  $            5,148                4,359
     Real estate - construction                          41,610               34,249
     Real estate - mortgage                              27,924               26,047
     Consumer                                             2,288                1,965
                                             ------------------  -------------------
                                                         76,970               66,620
         Less:  Allowance for loan losses                 1,007                  899
                                             ------------------  -------------------
                                             $           75,963               65,721
                                             ==================  ===================

                       WEST METRO FINANCIAL SERVICES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

ALLOWANCE  FOR  LOAN  LOSSES
----------------------------
Activity  in  the  Allowance  for  Loan  Losses  is  as  follows:

                                                             (Amounts are presented in thousands)

                                                             March 31, 2004      December 31, 2003
                                                           -------------------  -------------------
     Balance, January 1,                                   $              899                  500
     Provision for loan losses for the period                             108                  402
     Net loans (charged off) recovered for the period                       -                   (3)
                                                           -------------------  -------------------
     Balance, end of period                                $            1,007                  899
                                                           ===================  ===================
     Gross loans outstanding, end of period                $           76,970               66,620
                                                           ===================  ===================
     Allowance for loan losses to gross loans outstanding                1.31%                1.35%
                                                           ===================  ===================

DEPOSITS
--------
At March 31, 2004, total deposits increased by $19,111,000, or 32% from December 31, 2003. Noninterest-bearing demand deposits increased $2,417,000 or 46% and interest-bearing deposits increased $16,695,000 or 31%.

Balances within the major deposit categories as of March 31, 2004 and December 31, 2003 as follows:

                                             (Amounts are presented in thousands)

                                             March 31, 2004     December 31, 2003
                                           ------------------  -------------------
Noninterest-bearing demand deposits        $            7,655                5,239
Interest-bearing demand deposits                        7,417               13,481
Savings deposits                                       26,844               13,590
Certificates of deposit $100,000 and over              21,916               13,703
Other time deposits                                    14,454               13,162
                                           ------------------  -------------------
                                           $           78,286               59,175
                                           ==================  ===================

LIQUIDITY
---------
Our liquidity needs include the funding of loans and purchases of operating assets. Liquidity needs are met by us through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts.

We are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments consist of commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are written commitments issued by the Bank to guarantee the performance of a customer to a third party. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. Our exposure to credit loss in the event of non-performance by the other party to the instrument is represented by the contractual notional amount of the instrument.

Since certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit policies in making commitments to extend credit as it does for on-balance-sheet instruments.

Collateral held for commitments to extend credit varies but may include certificates of deposit, accounts receivable, inventory, property, plant, equipment, and income-producing commercial properties.

                       WEST METRO FINANCIAL SERVICES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of March 31, 2004:

     Commitments to extend credit                    $22,261,000
     Standby letters of credit                       $   815,000

Management is not aware of any significant concentrations of loans to classes of borrowers or industries that would be affected similarly by economic conditions. Although the bank's loan portfolio is diversified, a substantial portion of its borrowers' ability to honor the terms of their loans is dependent on the economic conditions in Paulding and Douglas Counties and surrounding areas.

We also have obtained lines of credit available with correspondent banks to purchase federal funds for periods from one to fourteen days.

CAPITAL  RESOURCES
------------------
Total shareholders' equity increased from $11,480,000 at December 31, 2003 to $11,558,000 at March 31, 2004. This increase was attributable to net earnings for the period and an increase in accumulated other comprehensive income.

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

Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%.

The  following  table  summarizes  the  bank's capital ratios at March 31, 2004:

        Tier 1 capital (to risk-weighted assets)                  13.97%
        Total capital (to risk-weighted assets)                   15.22%
        Tier 1 capital (to total average assets)                  14.16%

REGULATORY  MATTERS
-------------------
From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. We cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect us.

RECENT  ACCOUNTING  PRONOUNCEMENTS
----------------------------------
Accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

ITEM 3.  CONTROLS AND PROCEDURES

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II.  OTHER INFORMATION


ITEM  1.  LEGAL  PROCEEDINGS

          There are no material pending legal proceedings to which the Company is a party or of which any of their property is the subject.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     (a)  Not  applicable
     (b)  Not  applicable
     (c)  Not  applicable
     (d)  Not  applicable
     (e)  Not  applicable

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

          Not  applicable

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          There were no matters submitted to security holders for a vote during the three months ended March 31, 2004.

ITEM  5.  OTHER  INFORMATION

          None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits.

          31.1 Certification of Chief Executive Officer pursuant to Rule 15d - 14(a) of the Exchange Act.

          31.2 Certification of Chief Financial Officer pursuant to Rule 15d - 14(a) of the Exchange Act.

          32 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 350, as adopted pursuant to
               Section  906  of  the  Sarbanes-Oxley  Act  of  2002

     (b)  Reports  on  Form  8-K
          None

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           WEST METRO FINANCIAL SERVICES, INC.



Dated:  May  13,  2004     By:  /S/ J. MICHAEL WOMBLE
        --------------          ------------------------------------------------
                                J. Michael Womble
                                President, Chief Executive Officer and Director



Dated:  May  13,  2004     By:  /S/ KATHY HULSEY
        --------------          ------------------------------------------------
                                Kathy Hulsey
                                Chief Financial Officer and Principal Accounting
                                Officer