Form 10QSB
period 2004-06-30
WEST METRO FINANCIAL SERVICES INC
filed 2004-08-13
CIK 1157294

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2004

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Transition Period from _____ to

                      West Metro Financial Services, Inc.
                      -----------------------------------
             (Exact name of registrant as specified in its charter)

          Georgia                                        58-2643181
----------------------------------------    ------------------------------------
(State of Jurisdiction of                   (I.R.S. Employer Identification No.)
Incorporation or organization)

68 First National Drive, Dallas, Georgia                    30157
----------------------------------------    ------------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,200,000 shares of common stock, $1 par value per share, issued and outstanding as of August 6, 2004.

     Transitional  Small  Business  Disclosure  Format (check one):  YES   NO XX
                                                                        --    --

                                 WEST METRO FINANCIAL SERVICES, INC.

                                                INDEX

                                                                                           Page No.
                                                                                           --------
PART I    FINANCIAL INFORMATION

  Item 1. Financial Statements

          Consolidated Balance Sheet (unaudited) at June 30, 2004                                 3

          Consolidated Statements of Operations (unaudited) for the Three Months and Six
          Months Ended June 30, 2004 and 2003                                                     4

          Consolidated Statements of Comprehensive Income (unaudited) for
          the Six Months Ended June 30, 2004 and 2003                                             5

          Consolidated Statements of Cash Flows (unaudited) for the Six
          Months Ended June 30, 2004 and 2003                                                     6

          Notes to Consolidated Financial Statements (unaudited)                                  7

  Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                                   9

  Item 3. Controls and Procedures                                                                14


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                                                      15

  Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities         15

  Item 3. Defaults Upon Senior Securities                                                        15

  Item 4. Submission of Matters to a Vote of Security Holders                                    15

  Item 5. Other Information                                                                      15

  Item 6. Exhibits and Reports on Form 8-K                                                       15




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

                      WEST METRO FINANCIAL SERVICES, INC.

                          PART I. FINANCIAL INFORMATION

     ITEM  1.  FINANCIAL  STATEMENTS

                      WEST METRO FINANCIAL SERVICES, INC.
                           Consolidated Balance Sheet

                                  June 30, 2004
                                   (Unaudited)


                                     Assets
                                     ------
Cash and due from banks                                          $    828,736
Investment securities available-for-sale                            3,968,783
Other investments                                                     434,600
Loans, net                                                         91,036,157
Premises and equipment, net                                         4,432,142
Accrued interest receivable and other assets                          931,479
                                                                 -------------

                                                                 $101,631,897
                                                                 =============


                      Liabilities and Stockholders' Equity
                      ------------------------------------
Liabilities:
  Deposits:
    Noninterest-bearing                                          $  5,858,817
    Interest-bearing demand                                         7,765,388
    Savings                                                        29,497,093
    Time                                                           45,075,596
                                                                 -------------

    Total deposits                                                 88,196,894

   Federal funds purchased                                          1,595,000
  Accrued interest payable and other liabilities                      228,182
                                                                 -------------

    Total liabilities                                              90,020,076
                                                                 -------------

Commitments

Stockholders' equity:
  Preferred stock, no par value; 2,000,000 authorized;
    no shares issued and outstanding                                        -
  Common stock, $1 par value; authorized
    10,000,000 shares; 1,200,000 shares issued and outstanding      1,200,000
  Additional paid-in capital                                       10,686,036
  Accumulated deficit                                                (241,277)
  Accumulated other comprehensive income (loss)                       (32,938)
                                                                 -------------

    Total stockholders' equity                                     11,611,821
                                                                 -------------

                                                                 $101,631,897
                                                                 =============

See accompanying notes to unaudited consolidated financial statements.

                                   WEST METRO FINANCIAL SERVICES, INC.

                                  Consolidated Statements of Operations

                       For the Six and Three Months Ended June 30, 2004 and 2003
                                               (Unaudited)


                                                          Three Months Ended      Six Months Ended
                                                                June 30,               June 30,
                                                            2004       2003       2004        2003
                                                        -----------  --------  ----------  ----------
Interest income:
  Interest and fees on loans                            $ 1,383,437  884,910    2,536,950  1,646,885
  Interest on investment securities                          31,306   18,667       57,046     41,248
  Interest on federal funds sold                             10,099   20,116       15,095     33,873
                                                        -----------  --------  ----------  ----------

  Total interest income                                   1,424,842  923,693    2,609,091  1,722,006
                                                        -----------  --------  ----------  ----------

Interest expense:
  Interest-bearing demand deposits                           23,903   16,244       45,177     40,661
  Savings and time deposits                                 413,168  317,419      740,950    583,496
  Borrowings                                                    162        -        1,778          -
                                                        -----------  --------  ----------  ----------

  Total interest expense                                    437,233  333,663      787,905    624,157
                                                        -----------  --------  ----------  ----------

  Net interest income                                       987,609  590,030    1,821,186  1,097,849

Provision for loan losses                                   244,000  113,000      352,250    219,000
                                                        -----------  --------  ----------  ----------

  Net interest income after provision for loan losses       743,609  477,030    1,468,936    878,849
                                                        -----------  --------  ----------  ----------

Other income:
  Service charges on deposit accounts                        36,409   36,823       66,536     56,198
  Mortgage loan fees                                         29,690  102,018      106,182    197,807
  Other income                                                1,203    1,146        2,383      1,977
                                                        -----------  --------  ----------  ----------
    Total other income                                       67,302  139,987      175,101    255,982
                                                        -----------  --------  ----------  ----------

Other expense:
  Salaries and other personnel expense                      406,622  389,719      873,225    750,809
  Net occupancy and equipment expense                        77,683   69,718      146,283    132,400
  Other operating expense                                   178,120  159,394      349,181    302,277
                                                        -----------  --------  ----------  ----------

    Total other expense                                     662,425  618,831    1,368,689  1,185,486
                                                        -----------  --------  ----------  ----------

  Earnings (loss) before income taxes                       148,486   (1,814)     275,348    (50,655)

Income tax expense                                           59,394        -      110,006          -
                                                        -----------  --------  ----------  ----------

    Net earnings (loss)                                 $    89,092   (1,814)     165,342    (50,655)
                                                        ===========  ========  ==========  ==========

    Basic and diluted earnings (loss) per share         $      0.07     (.00)        0.14       (.04)
                                                        ===========  ========  ==========  ==========

See accompanying notes to unaudited consolidated financial statements.

                         WEST METRO FINANCIAL SERVICES, INC.

                   Consolidated Statements of Comprehensive Income

                   For the Six Months Ended June 30, 2004 and 2003
                                     (Unaudited)


                                                                   2004       2003
                                                                 ---------  --------
Net earnings (loss)                                              $165,342   (50,655)
                                                                 ---------  --------
Other comprehensive income (loss), net of tax:
  Unrealized gains on investment
    securities available-for-sale:
      Unrealized gains (losses) arising during the period         (54,562)   (8,447)
      Income tax benefit (expense) related to unrealized gains
        on investment securities available-for-sale                20,735     3,210
                                                                 ---------  --------

Other comprehensive income (loss)                                 (33,827)   (5,237)
                                                                 ---------  --------

Comprehensive income (loss)                                      $131,515   (55,892)
                                                                 =========  ========

See accompanying notes to unaudited consolidated financial statements.

                                 WEST METRO FINANCIAL SERVICES, INC.

                                Consolidated Statements of Cash Flows

                            For the Six Months Ended June 30, 2004 and 2003
                                            (Unaudited)


                                                                            2004           2003
                                                                       --------------  ------------
Cash flows from operating activities:
  Net earnings (loss)                                                  $     165,342       (50,655)
    Adjustments to reconcile net earnings (loss) to
      net cash provided by operating activities:
        Provision for loan losses                                            352,250       219,000
        Depreciation, amortization and accretion                             113,750        94,651
        Loss on paydowns of investment securities available-for-sale           2,573         5,962
        Change in other                                                     (150,165)      (86,380)
                                                                       --------------  ------------

          Net cash provided by operating activities                          483,750       182,578
                                                                       --------------  ------------

Cash flows from investing activities:
  Proceeds from maturities and paydowns of
    investment securities available-for-sale                               3,739,950       426,758
  Purchases of investment securities available-for-sale                   (5,749,196)            -
  Purchases of other investments                                             (55,350)      (53,400)
  Net change in loans                                                    (25,667,419)  (13,684,342)
  Purchases of premises and equipment                                     (2,350,283)     (168,167)
                                                                       --------------  ------------

          Net cash used by investing activities                          (30,082,298)  (13,479,151)
                                                                       --------------  ------------

Cash flows from financing activities:
  Net change in deposits                                                  29,022,316    17,321,241
  Net change in federal funds purchased                                      592,000             -
                                                                       --------------  ------------

          Net cash provided by financing activities                       29,614,316    17,321,241
                                                                       --------------  ------------

Net change in cash and cash equivalents                                       15,768     4,024,668

Cash and cash equivalents at beginning of the period                         812,968     2,297,257
                                                                       --------------  ------------

Cash and cash equivalents at end of the period                         $     828,736     6,321,925
                                                                       ==============  ============

Supplemental Information:
  Interest paid                                                        $     764,503       618,810
  Income tax paid                                                      $     111,800             -

Noncash investing activities:
  Change in unrealized gain/loss on securities
    available-for-sale, net of tax                                     $     (33,827)       (5,237)

See accompanying notes to unaudited consolidated financial statements.

                      WEST METRO FINANCIAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  ORGANIZATION  AND  BASIS  OF  PRESENTATION
     ------------------------------------------
     West Metro Financial Services, Inc. (the "Company"), a bank holding company, owns 100% of the outstanding stock of First National Bank West Metro (the "Bank"), a national bank operating in Paulding County and Douglas County, Georgia. The Bank is a community oriented commercial bank with emphasis on retail banking and offers such customary banking services as consumer and commercial checking accounts, savings accounts, certificates of deposit, commercial, consumer and real estate loans, money transfers and a variety of other banking services.

     The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-KSB. The financial statements as of June 30, 2004 and for the interim periods ended June 30, 2004 and 2003 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2003 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company's 2003 Form 10-KSB.

(2)  CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES
     ----------------------------------------------
     The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. The Company's significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2003 as filed on our annual report on Form 10-KSB.

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

                      WEST METRO FINANCIAL SERVICES, INC.

(4)  STOCK-BASED  COMPENSATION
     -------------------------
     The Company sponsors stock-based compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement of Financing Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the three and six months ended June 30, 2004 and 2003.

                                                       Three Months Ended        Six Months Ended
                                                           June 30,                June 30,
                                                    -----------------------  ----------------------
                                                       2004        2003        2004        2003
                                                    ----------  -----------  ---------  -----------
  Net earnings (loss) as reported                   $  89,092       (1,814)   165,342      (50,655)

  Deduct: Total stock-based employee compensation
    expense determined under fair-value based
    method for all awards                             (61,559)     (85,333)  (123,118)    (170,666)
                                                    ----------  -----------  ---------  -----------

  Pro forma net earnings (loss)                     $  27,533      (87,147)    42,224     (221,321)
                                                    ==========  ===========  =========  ===========
  Basic and diluted loss per share:

    As reported                                     $    0.07         (.00)      0.14         (.04)
                                                    ==========  ===========  =========  ===========

    Pro forma                                       $    0.02         (.07)      0.04         (.18)
                                                    ==========  ===========  =========  ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                For the Six Months Ended June 30, 2004 and 2003

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


RESULTS  OF  OPERATIONS
-----------------------

NET  INTEREST  INCOME
---------------------
For the six months ended June 30, 2004, net interest income totaled $1,821,000 as compared to $1,098,000 for the same period in 2003. Interest income from loans, including fees, increased $890,000 or 54% to $2,537,000 for the six months ended June 30, 2004. Investment securities income increased $16,000 or 38% to $57,000. Interest expense totaled $788,000 for the six months ended June 30, 2004 compared to $624,000in 2003. The increase in net interest income was a result of loan growth and a lower cost of funds. The net interest margin realized on earning assets and the interest rate spread were 4.33% and 3.96%, respectively, for the six months ended June 30, 2004. For the six months ended June 30, 2003, the net interest margin was 3.97% and the interest rate spread was 3.39%.

For the quarter ended June 30, 2004, interest income totaled $1,425,000 as compared to $924,000 for the same period in 2003. Interest expense totaled $437,000 for the quarter ended June 30, 2004 compared to $334,000 for the same period in 2003. The increase in net interest income was due to the growth of interest-earning assets and interest-bearing liabilities in 2004 as compared to 2003.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Net interest income is the primary component of net income for financial institutions. Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and noninterest sensitive assets and liabilities. "Gap" is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months. Gap is an attempt to predict the behavior of the Bank's net interest income in general terms during periods of movement in interest rates. In general, if the Bank is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period. In a rising interest rate environment, assets repricing more quickly is expected to enhance net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities. Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At June 30, 2004, the Bank, as measured by Gap, is in an asset sensitive position. Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities. For more information on asset-liability management, see the annual report of Form 10-KSB filed with the Securities and Exchange Commission.

PROVISION  AND  ALLOWANCE  FOR  LOAN  LOSSES
--------------------------------------------
The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. The provision charged to expense was $352,000 for the six months ended June 30, 2004 as compared to $219,000 for the six months ended June 30, 2003. The provision charged to expense was $244,000 for the three months ended June 30, 2004 as compared to $113,000 for the three months ended June 30, 2003. The increase in the provision was due to an increase in loan volume throughout the second quarter of 2004. The allowance for loan losses was 1.35% of gross loans at June 30, 2004. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We anticipate maintaining an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

NONINTEREST  INCOME
-------------------
Noninterest income for the six months ended June 30, 2004 totaled $175,000 as compared to $256,000 for the six months ended June 30, 2003. Noninterest income for the three months ended June 30, 2004 totaled $67,000 as compared to $140,000 for the three months ended June 30, 2003. The decrease was attributable to a decrease in mortgage loan origination fees for the period partially offset by increased service charges on deposit accounts associated with the overall deposit growth. The low interest rate environment was the primary reason for the mortgage origination volume during 2003 and the mortgage refinancing cycle slowed during the first six months of 2004. Also, our mortgage originator resigned effective March 1, 2004 and we are currently seeking a replacement.

NONINTEREST  EXPENSE
--------------------
Total noninterest expense for the six months ended June 30, 2004 was $1,369,000 as compared to $1,185,000 for the same period in 2003. Salaries and benefits, the largest component of noninterest expense, totaled $873,000 for the six months ended June 30, 2004, compared to $751,000 for the same period a year ago. Other operating expenses were $349,000 for the six months ended June 30, 2004 as compared to $302,000 for the six months ended June 30, 2003. These increases in noninterest expenses are due to the continued growth of the bank.

Total noninterest expense for the three months ended June 30, 2004 was $662,000 as compared to $619,000 for the same period in 2003. Salaries and benefits, the largest component of noninterest expense, totaled $407,000 for the three months ended June 30, 2004, compared to $390,000 for the same period a year ago. These increases were due to normal salary increases and an increase in the number of full time equivalent employees. Other operating expenses were $178,000 for the three months ended June 30, 2004 as compared to $159,000 for the three months ended June 30, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

INCOME  TAXES
-------------
Income tax expense for the three and six months ended June 30, 2004 was $59,000 and $110,000, respectively. The effective tax rate was approximately 40% during 2004.

NET  EARNINGS
-------------
The combination of the above factors resulted in net earnings of $165,000 for the six months ended June 30, 2004 compared to a net loss for the six months ended June 30, 2003 of $51,000. Basic and diluted earnings per share were $0.14 for the six months ended June 30, 2004 compared to basic loss per share of $0.04 for the same period in 2003.

Net earnings totaled $89,000 for the three months ended June 30, 2004 compared to a net loss for the three months ended June 30, 2003 of $2,000. Basic and diluted earnings per share were $0.07 for the three months ended June 30, 2004 compared to basic loss per share of $0.00 for the same period in 2003.

ASSETS  AND  LIABILITIES
------------------------
During the first six months of 2004, total assets increased $29,852,000 or 42%, when compared to December 31, 2003. The primary sources of growth in assets were loans, which increased $25,315,000, or 39%, during the first six months of 2004 and premises and equipment which increased by $2,236,000 or 102% during the first six months of 2004. Total deposits increased $29,022,000 or 49%, from the December 31, 2003 amount of $59,175,000.

INVESTMENT  SECURITIES
----------------------
Investment securities available-for-sale increased $1,953,000 from $2,016,000 at December 31, 2003 to $3,969,000 at June 30, 2004. All of the Bank's marketable investment securities were designated as available-for-sale at June 30, 2004.


PREMISES  AND  EQUIPMENT
------------------------
Premises and equipment, net of depreciation, totaled $4,432,000 at June 30, 2004. The increase of $2,236,000 from the December 31, 2003 amount of $2,196,259 was due to construction cost related to the new main office building located at 68 First National Drive.

LOANS
-----
Gross loans totaled $92,284,000 at June 30, 2004, an increase of $25,664,000 or 39% since December 31, 2003. The largest increase in loans was in Real estate - construction, which increased $18,376,000 or 54% to $52,625,000 at June 30, 2004. Balances within the major loans receivable categories as of June 30, 2004 and December 31, 2003 are as follows:

                                            (Amounts are presented in thousands)
                                              June 30, 2004     December 31, 2003
                                           -------------------  -----------------
  Commercial, financial and agricultural   $             6,017              4,359
  Real estate - construction                            52,625             34,249
  Real estate - mortgage                                31,595             26,047
  Consumer                                               2,047              1,965
                                           -------------------  -----------------
                                                        92,284             66,620
  Less:  Allowance for loan losses                       1,248                899
                                           -------------------  -----------------
                                           $            91,036             65,721
                                           ===================  =================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

ALLOWANCE FOR LOAN LOSSES
-------------------------
Activity in the Allowance for Loan Losses is as follows:

                                                            (Amounts are presented in thousands)
                                                             June 30, 2004      December 31, 2003
                                                          --------------------  ------------------
  Balance, January 1,                                     $               899                 500
  Provision for loan losses for the period                                352                 402
  Net loans (charged off) recovered for the period                         (3)                 (3)
                                                          --------------------  ------------------
  Balance, end of period                                  $             1,248                 899
                                                          ====================  ==================
  Gross loans outstanding, end of period                  $            92,284              66,620
                                                          ====================  ==================
  Allowance for loan losses to gross loans outstanding                   1.35%               1.35%
                                                          ====================  ==================


DEPOSITS
--------
At June 30, 2004, total deposits increased by $29,022,000 or 49% from December 31, 2003. Noninterest-bearing demand deposits increased $620,000 or 12% and interest-bearing deposits increased $28,402,000 or 53%.

Balances within the major deposit categories as of June 30, 2004 and December 31, 2003, are as follows:

                                             (Amounts are presented in thousands)
                                           June 30, 2004        December 31, 2003
                                           -------------------  ------------------
  Noninterest-bearing demand deposits      $             5,859               5,239
  Interest-bearing demand deposits                       7,765              13,481
  Savings deposits                                      29,497              13,590
  Certificates of deposit $100,000 and over             30,483              13,703
  Other time deposits                                   14,593              13,162
                                           -------------------  ------------------
                                           $            88,197              59,175
                                           ===================  ==================


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of June 30, 2004:

     Commitments to extend credit $24,788,000
     Standby letters of credit    $   759,000

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

CAPITAL  RESOURCES
------------------
Total shareholders' equity increased from $11,480,000 at December 31, 2003 to $11,612,000 at June 30, 2004. This increase was attributable to net earnings for the period.

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

Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%.

The  following  table  summarizes  the  bank's  capital ratios at June 30, 2004:

     Tier 1 capital (to risk-weighted assets)   11.81%
     Total capital (to risk-weighted assets)    13.06%
     Tier 1 capital (to total average assets)   11.54%

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

ITEM  3.  CONTROLS  AND  PROCEDURES
-----------------------------------

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

     (d)  Not  applicable.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

          Not  applicable

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     (a)  The  2004  Annual  Meeting  of  Shareholders was held on June 3, 2004.

     (b)  Election  of  Directors

The following are the results of the votes cast by shareholders present at the 2004 Annual Meeting of Shareholders, by proxy or in person, for the proposal to elect the following directors to serve until the 2005 Annual Meeting of
Shareholders:

                                          For    Withhold
                                        -------  --------
               J. Michael Womble        739,275         -
               Johnny L. Blankenship    739,275         -
               William A. Carruth, Jr.  739,275         -
               Harold T. Echols         739,275         -
               G. Wayne Kirby           739,275         -
               Claude K. Rainwater      739,275         -
               James C. Scott, Jr.      739,275         -
               Joey Tidwell             739,275         -
               John F. Hall             739,275         -

ITEM  5.  OTHER  INFORMATION

          None

          ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits

          31.1 Certification of Chief Executive Officer pursuant to Rule 15d - 14(a) of the Exchange Act.

          31.2 Certification of Chief Financial Officer pursuant to Rule 15d - 14(a) of the Exchange Act.

          32 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports  on  Form  8-K

          None

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         WEST  METRO  FINANCIAL  SERVICES,  INC.


Date:  August 11, 2004                   By:  /S/J.  MICHAEL  WOMBLE
                                         -------------------------------------
                                         J.  Michael  Womble
                                         President,  Chief  Executive  Officer
                                         and  Director


Date:  August 11, 2004                   By:  /S/KATHY  HULSEY
                                         -------------------------------------
                                         Kathy  Hulsey
                                         Chief  Financial  Officer
                                         and  Principal  Accounting  Officer