Form 10QSB
period 2004-09-30
WEST METRO FINANCIAL SERVICES INC
filed 2004-11-12
CIK 1157294

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2004

                                       OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Transition Period from ________ to


                      West Metro Financial Services, Inc.
                      -----------------------------------
             (Exact name of registrant as specified in its charter)

            Georgia                        6711                   58-2643181
-----------------------------  ----------------------------  -------------------
  (State of Jurisdiction of    (Primary Standard Industrial  (I.R.S. Employer
Incorporation or organization)  Classification Code Number)  Identification No.)


68 First National Drive, Dallas, Georgia                            30157
--------------------------------------------------           -------------------
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

                                   YES XX   NO
                                       --

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: : 1,200,000 shares of common stock, $1 par value per share, issued and outstanding as of November 9, 2004.

     Transitional  Small  Business  Disclosure Format (check  one):  YES   NO XX
                                                                        --    --

                           WEST METRO FINANCIAL SERVICES, INC.

                                          INDEX

                                                                                Page No.
                                                                                --------

PART I    FINANCIAL INFORMATION

  Item 1. Financial Statements

          Consolidated Balance Sheet (unaudited) at September 30, 2004                 3

          Consolidated Statements of Operations (unaudited) for the Three and
            Nine Months Ended September 30, 2004 and 2003                              4

          Consolidated Statements of Comprehensive Income (unaudited) for the
            Nine Months Ended September 30, 2004 and 2003                              5

          Consolidated Statements of Cash Flows (unaudited) for the Nine
            Months Ended September 30, 2004 and 2003                                   6

          Notes to Consolidated Financial Statements (unaudited)                       7

  Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                      9

  Item 3. Controls and Procedures                                                     15

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                                           16

  Item 2. Changes in Securities and Use of Proceeds                                   16

  Item 3. Defaults Upon Senior Securities                                             16

  Item 4. Submission of Matters to a Vote of Security Holders                         16

  Item 5. Other Information                                                           16

  Item 6. Exhibits                                                                    16



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

                       WEST METRO FINANCIAL SERVICES, INC.

                         PART I.  FINANCIAL INFORMATION

     ITEM  1.   FINANCIAL  STATEMENTS

                      WEST METRO FINANCIAL SERVICES, INC.
                           Consolidated Balance Sheet

                               September 30, 2004
                                  (Unaudited)

                                    Assets
                                    ------
Cash and due from banks                                          $  1,191,070
Federal funds sold                                                    870,000
                                                                 -------------

    Cash and cash equivalents                                       2,061,070

Investment securities available-for-sale                            3,919,943
Other investments                                                     583,500
Loans, net                                                        101,839,508
Premises and equipment, net                                         4,387,068
Accrued interest receivable and other assets                        1,067,032
                                                                 -------------

                                                                 $113,858,121
                                                                 =============


                      Liabilities and Stockholders' Equity
                      ------------------------------------

Liabilities:
  Deposits:
    Noninterest-bearing                                          $  7,237,508
    Interest-bearing demand                                        16,244,509
    Savings                                                        24,958,648
    Time                                                           52,263,360
                                                                 -------------

    Total deposits                                                100,704,025

  Federal Home Loan Bank advance                                    1,000,000
  Accrued interest payable and other liabilities                      310,249
                                                                 -------------

    Total liabilities                                             102,014,274
                                                                 -------------

Commitments

Stockholders' equity:
  Preferred stock, no par value; 2,000,000 authorized;
    no shares issued and outstanding                                        -
  Common stock, $1 par value; authorized
    10,000,000 shares; 1,200,000 shares issued and outstanding      1,200,000
  Additional paid-in capital                                       10,686,036
  Accumulated deficit                                                 (39,480)
  Accumulated other comprehensive income (loss)                        (2,709)
                                                                 -------------

    Total stockholders' equity                                      11,843,847
                                                                  ------------

                                                                  $113,858,121
                                                                  ============

See accompanying notes to unaudited consolidated financial statements.

                                   WEST METRO FINANCIAL SERVICES, INC.

                                  Consolidated Statements of Operations

                  For the Three Months and Nine Months Ended September 30, 2004 and 2003
                                               (Unaudited)


                                                             Three Months Ended       Nine Months Ended
                                                                September 30,           September 30,
                                                             2004          2003       2004        2003
                                                        ---------------  ---------  ---------  ----------

Interest income:
  Interest and fees on loans                            $     1,633,785    900,765  4,170,735  2,547,650
  Interest on investment securities                              30,534     14,081     87,580     55,329
  Interest on federal funds sold                                  5,208      7,928     20,303     41,801
                                                        ---------------  ---------  ---------  ----------

  Total interest income                                       1,669,527    922,774  4,278,618  2,644,780
                                                        ---------------  ---------  ---------  ----------

Interest expense:
  Interest-bearing demand deposits                               23,736     12,643     68,913     53,304
  Savings and time deposits                                     453,338    298,986  1,194,288    882,482
  Borrowings                                                      5,678        286      7,456        286
                                                        ---------------  ---------  ---------  ----------

  Total interest expense                                        482,752    311,915  1,270,657    936,072
                                                        ---------------  ---------  ---------  ----------

  Net interest income                                         1,186,775    610,859  3,007,961  1,708,708

Provision for loan losses                                       158,000     85,941    510,250    304,941
                                                        ---------------  ---------  ---------  ----------

  Net interest income after provision for loan losses         1,028,775    524,918  2,497,711  1,403,767
                                                        ---------------  ---------  ---------  ----------

Other income:
  Service charges on deposit accounts                            37,400     33,648    103,936     89,846
  Mortgage loan fees                                             22,635    116,010    128,817    313,817
  Other income                                                    1,042        807      3,425      2,784
                                                        ---------------  ---------  ---------  ----------

    Total other income                                           61,077    150,465    236,178    406,447
                                                        ---------------  ---------  ---------  ----------

Other expense:
  Salaries and other personnel expense                          446,691    421,963  1,319,916  1,172,772
  Net occupancy and equipment expense                           111,254     64,227    257,537    196,627
  Other operating expense                                       190,892    147,281    540,073    449,558
                                                        ---------------  ---------  ---------  ----------

    Total other expense                                         748,837    633,471  2,117,526  1,818,957
                                                        ---------------  ---------  ---------  ----------

  Earnings (loss) before income taxes                           341,015     41,912    616,363     (8,743)

Income tax expense                                              139,217          -    249,223          -
                                                        ---------------  ---------  ---------  ----------

    Net earnings (loss)                                 $       201,798     41,912    367,140     (8,743)
                                                        ===============  =========  =========  ==========

    Basic earnings (loss) per share                     $           .17        .03        .31       (.01)
                                                        ===============  =========  =========  ==========

    Diluted earnings (loss) per share                   $           .16        .03        .30       (.01)
                                                        ===============  =========  =========  ==========

See  accompanying  notes  to  unaudited  consolidated  financial  statements.

                         WEST METRO FINANCIAL SERVICES, INC.

                   Consolidated Statements of Comprehensive Income

                 For the Nine Months Ended September 30, 2004 and 2003
                                     (Unaudited)


                                                                     2004       2003
                                                                   ---------  --------

Net earnings (loss)                                                $367,140    (8,743)
                                                                   ---------  --------
Other comprehensive loss, net of tax:
  Unrealized losses on investment securities available-for-sale:
    Unrealized losses arising during the period                      (5,805)  (12,918)
    Income tax benefit related to unrealized losses
      on investment securities available-for-sale                     2,207     4,909
                                                                   ---------  --------

Other comprehensive loss                                             (3,598)   (8,009)
                                                                   ---------  --------

Comprehensive income (loss)                                        $363,542   (16,752)
                                                                   =========  ========


See accompanying notes to unaudited consolidated financial statements.

                          WEST METRO FINANCIAL SERVICES, INC.


                          Consolidated Statements of Cash Flows

                  For the Nine Months Ended September 30, 2004 and 2003
                                      (Unaudited)

                                                              2004           2003
                                                          -------------  ------------
Cash flows from operating activities:
  Net earnings (loss)                                     $    367,140        (8,743)
    Adjustments to reconcile net earnings (loss) to
      net cash provided by operating activities:
        Provision for loan losses                              510,250       304,941
        Depreciation, amortization and accretion               206,628       152,231
        Change in other                                       (222,177)     (118,103)
                                                          -------------  ------------

          Net cash provided by operating activities            861,841       330,326
                                                          -------------  ------------

Cash flows from investing activities:
  Proceeds from maturities and paydowns of
    investment securities available-for-sale                 3,836,204       632,529
  Purchases of investment securities available-for-sale     (5,749,196)            -
  Purchases of other investments                              (204,250)      (56,700)
  Net change in loans                                      (36,628,770)  (22,817,019)
  Purchases of premises and equipment                       (2,394,173)     (210,686)
                                                          -------------  ------------

          Net cash used by investing activities            (41,140,185)  (22,451,876)
                                                          -------------  ------------

Cash flows from financing activities:
  Net change in deposits                                    41,529,446    22,498,274
  Net change in federal funds purchased                     (1,003,000)            -
  Proceeds from FHLB advances                                1,000,000             -
                                                          -------------  ------------

          Net cash provided by financing activities         41,526,446    22,498,274
                                                          -------------  ------------

Net change in cash and cash equivalents                      1,248,102       376,724

Cash and cash equivalents at beginning of the period           812,968     2,297,257
                                                          -------------  ------------

Cash and cash equivalents at end of the period            $  2,061,070     2,673,981
                                                          =============  ============

Supplemental Information:
  Interest paid                                           $  1,199,572       929,592
  Income tax paid                                         $    279,800             -

Non-cash investing activities:
  Change in unrealized gain/loss on securities
    available-for-sale, net of tax                        $     (3,598)       (8,009)


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

     The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-KSB. The financial statements as of September 30, 2004 and for the interim periods ended September 30, 2004 and 2003 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2003 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company's 2003 Form 10-KSB.

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

(3)  EARNINGS  PER  SHARE
      --------------------
     The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30.

                                                                  Three Months             Nine Months
                                                               Ended September 30,     Ended September 30,
                                                           --------------------------  ----------------------
                                                                2004          2003       2004        2003
                                                           --------------  ----------  ---------  -----------
BASIC EARNINGS (LOSS) PER SHARE:
  Weighted average shares outstanding                           1,200,000   1,200,000  1,200,000   1,200,000
  Net income (loss) available to common shareholders       $      201,798      41,912    367,140      (8,743)
  Basic earnings per share                                 $          .17         .03        .31        (.01)
                                                           ==============  ==========  =========  ===========

DILUTED EARNINGS (LOSS) PER SHARE:
  Weighted average shares outstanding                           1,200,000   1,200,000  1,200,000          N/A
  Net effect of the assumed exercise of stock options and
    warrants based on the treasury stock method using
    average market price for the period                            56,596           -     20,832
                                                           --------------  ----------  ---------

  Total weighted average shares and common stock
    equivalents outstanding                                     1,256,596   1,200,000  1,220,832
                                                           ==============  ==========  =========

  Net income available to common shareholders              $      201,798      41,912    367,140

  Diluted earnings (loss) per share                        $          .16         .03        .30        (.01)
                                                           ==============  ==========  =========  ===========

                       WEST METRO FINANCIAL SERVICES, INC.

(4)  STOCK-BASED  COMPENSATION
     -------------------------
     The Company sponsors stock-based compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financing Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the three and nine months ended September 30, 2004 and 2003.

                                                     Three Months Ended        Nine Months Ended
                                                        September 30,           September 30,
                                                  -------------------------  ---------------------
                                                      2004          2003       2004        2003
                                                  -------------  ----------  ---------  ----------

Net earnings (loss) as reported                   $    201,798      41,912    367,140      (8,743)

Deduct: Total stock-based employee compensation
  expense determined under fair-value based
  method for all awards                                (61,559)    (92,996)  (184,667)   (356,658)
                                                  -------------  ----------  ---------  ----------

Pro forma net earnings (loss)                     $    140,239     (51,084)   182,473    (365,401)
                                                  =============  ==========  =========  ==========
Basic earnings (loss) per share:

  As reported                                     $        .17         .03        .31        (.01)
                                                  =============  ==========  =========  ==========

  Pro forma                                       $        .12        (.04)       .15        (.30)
                                                  =============  ==========  =========  ==========


Diluted earnings (loss) per share:

  As reported                                     $        .16         .03        .30        (.01)
                                                  =============  ==========  =========  ==========

  Pro forma                                       $        .11        (.04)       .15        (.01)
                                                  =============  ==========  =========  ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              For the Nine Months Ended September 30, 2004 and 2003

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

RECENT  DEVELOPMENTS
--------------------

On August 25, 2004, our Board of Directors unanimously approved a plan providing primarily for the termination of our reporting obligations under the Securities and Exchange Act of 1934 (the "Act"). Under the plan, record holders of 450 or fewer shares of our common stock will receive cash in exchange for their shares in an amount equal to $11.75 per share. Shares held by shareholders owning more than 450 shares of record (including, for purposes of the plan, any shares held in an IRA account) will remain outstanding and be unaffected by the plan.

Based on our current shareholder census, management anticipates that the plan will reduce the number of shareholders of record below 300, which will enable the us to notify the Securities and Exchange Commission (the "SEC") that we are entitled to cease filing annual, quarterly and current reports, proxy statements and other reports under the Exchange Act. Management estimates that the cessation of these reporting obligations will result in significant savings in legal, accounting and administrative expenses.

The plan is subject to various conditions, including approval by our shareholders following the distribution of a definitive proxy statement describing the terms and effects of the plan. We expect to complete the transaction during the fourth quarter of 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS  OF  OPERATIONS
-----------------------

NET  INTEREST  INCOME
---------------------
For  the  nine  months  ended  September  30,  2004, net interest income totaled
$3,008,000 as compared to $1,709,000 for the same period in 2003. Interest income from loans, including fees, increased $1,623,000 or 64% to $4,171,000 for the nine months ended September 30, 2004. Investment securities income increased $32,000 or 58% to $88,000. Interest expense totaled $1,271,000 for the nine months ended September 30, 2004 compared to $936,000 in 2003. The increase in net interest income was a result of loan growth, higher yield on loans and a lower cost of funds. The net interest margin realized on earning assets and the interest rate spread were 4.43% and 4.09%, respectively, for the nine months ended September 30, 2004. For the nine months ended September 30, 2003, the net interest margin was 3.96% and the interest rate spread was 3.40%.

For the quarter ended September 30, 2004, interest income totaled $1,670,000 as compared to $923,000 for the same period in 2003. Interest expense totaled $483,000 for the quarter ended September 30, 2004 compared to $312,000 for the same period in 2003. The increase in net interest income was primarily attributed to the growth of interest-earning assets and interest-bearing liabilities in 2004 as compared to 2003. A rise in interest rates improved loan yields and cost of funds has decreased compared to 2003.

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

Net interest income is the primary component of net income for financial institutions. Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and noninterest sensitive assets and liabilities. "Gap" is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months. Gap is an attempt to predict the behavior of the Bank's net interest income in general terms during periods of movement in interest rates. In general, if the Bank is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period. In a rising interest rate environment, assets repricing more quickly is expected to enhance net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities. Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At September 30, 2004, the Bank, as measured by Gap, is in an asset sensitive position. Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities. For more information on asset-liability management, see the annual report of Form 10-KSB filed with the Securities and Exchange Commission.

PROVISION  AND  ALLOWANCE  FOR  LOAN  LOSSES
--------------------------------------------
The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. The provision charged to expense was $510,000 for the nine months ended September 30, 2004 as compared to $305,000 for the nine months ended September 30, 2003. The provision charged to expense was $158,000 for the three months ended September 30, 2004 as compared to $86,000 for the three months ended September 30, 2003. The increase in the provision was due to an increase in loan volume throughout the third quarter of 2004. The allowance for loan losses was 1.36% of gross loans at September 30, 2004. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We anticipate maintaining an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and our capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

NONINTEREST  INCOME
-------------------
Noninterest income for the nine months ended September 30, 2004 totaled $236,000 as compared to $406,000 for the nine months ended September 30, 2003. Noninterest income for the three months ended September 30, 2004 totaled $61,000 as compared to $150,000 for the three months ended September 30, 2003. The decrease was attributable to a decrease in mortgage loan origination fees for the period, partially offset by increased service charges on deposit accounts associated with the overall deposit growth. The low interest rate environment was the primary reason for the mortgage origination volume during 2003 and the mortgage refinancing cycle slowed during the first nine months of 2004. Also, our mortgage originator resigned effective March 1, 2004 and we are currently seeking a replacement.

NONINTEREST  EXPENSE
--------------------
Total noninterest expense for the nine months ended September 30, 2004 was $2,118,000 as compared to $1,819,000 for the same period in 2003. Salaries and benefits, the largest component of noninterest expense, totaled $1,320,000 for the nine months ended September 30, 2004, compared to $1,173,000 for the same period a year ago. Other operating expenses were $540,000 for the nine months ended September 30, 2004 as compared to $450,000 for the nine months ended September 30, 2003. These increases in noninterest expenses are due to the continued growth of the bank.

Total noninterest expense for the three months ended September 30, 2004 was $749,000 as compared to $633,000 for the same period in 2003. Salaries and benefits, the largest component of noninterest expense, totaled $447,000 for the three months ended September 30, 2004, compared to $422,000 for the same period a year ago. These increases were due to normal salary increases and an increase in the number of full time equivalent employees. Other operating expenses were $191,000 for the three months ended September 30, 2004 as compared to $147,000 for the three months ended September 30, 2003.

INCOME  TAXES
-------------
Income tax expense for the three and nine months ended September 30, 2004 was $139,000 and $249,000, respectively. The effective tax rate was approximately 40% during 2004.

NET  EARNINGS
-------------
The combination of the above factors resulted in net earnings of $367,000 for the nine months ended September 30, 2004 compared to a net loss for the nine months ended September 30, 2003 of $9,000. Basic earnings (loss) per share were $0.31 and $(.01) for the nine months ended September 30, 2004 and 2003, respectively.

Net earnings totaled $202,000 for the three months ended September 30, 2004 compared to $42,000 for the three months ended September 30, 2003. Basic earnings per share were $0.17 and $0.03 for the three months ended September 30, 2004 and 2003, respectively.

ASSETS  AND  LIABILITIES
------------------------
During the first nine months of 2004, total assets increased $42,079,000 or 59%, when compared to December 31, 2003. The primary sources of growth in assets were loans, which increased $36,119,000 or 55%, during the first nine months of 2004 and premises and equipment which increased by $2,191,000 or 100% during the first nine months of 2004. Total deposits increased $41,529,000 or 70%, from the December 31, 2003 amount of $59,175,000.

INVESTMENT  SECURITIES
----------------------
Investment securities available-for-sale increased $1,904,000 from $2,016,000 at December 31, 2003 to $3,920,000 at September 30, 2004. All of the Bank's marketable investment securities were designated as available-for-sale at September 30, 2004.

PREMISES  AND  EQUIPMENT
------------------------
Premises and equipment, net of depreciation, totaled $4,387,000 at September 30, 2004. The increase of $2,191,000 from the December 31, 2003 was due to construction cost related to the new main office building located at 68 First National Drive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

LOANS
-----
Gross loans totaled $103,246,000 at September 30, 2004, an increase of $36,625,000 or 55% since December 31, 2003. The largest increase in loans was in Real estate - construction, which increased $27,008,000 or 79% to $61,257,000 at September 30, 2004. Balances within the major loans receivable categories as of September 30, 2004 and December 31, 2003 are as follows:

                                               (Amounts are presented in thousands)
                                             September 30, 2004    December 31, 2003
                                             -------------------  -------------------

     Commercial, financial and agricultural        $6,056                4,359
     Real estate - construction                    61,257               34,249
     Real estate - mortgage                        33,452               26,047
     Consumer                                       2,481                1,965
                                             -------------------  -------------------
                                                   103,246              66,620
         Less:  Allowance for loan losses           1,406                 899
                                             -------------------  -------------------
                                                  $101,840              65,721
                                             ===================  ===================

ALLOWANCE  FOR  LOAN  LOSSES
----------------------------
Activity  in  the  Allowance  for  Loan  Losses  is  as  follows:

                                                             (Amounts are presented in thousands)
                                                            September 30, 2004    December 31, 2003
                                                           --------------------  -------------------

     Balance, January 1,                                   $               899                  500
     Provision for loan losses for the period                              510                  402
     Net loans (charged off) recovered for the period                       (3)                  (3)
                                                           --------------------  -------------------
     Balance, end of period                                $             1,406                  899
                                                           ====================  ===================
     Gross loans outstanding, end of period                $           103,246               66,620
                                                           ====================  ===================
     Allowance for loan losses to gross loans outstanding                 1.36%                1.35%
                                                           ====================  ===================

DEPOSITS
--------
At September 30, 2004, total deposits increased by $41,529,000 or 70% from December 31, 2003. Noninterest-bearing demand deposits increased $1,999,000 or 38% and interest-bearing deposits increased $39,530,000 or 73%.

Balances within the major deposit categories as of September 30, 2004 and December 31, 2003, are as follows:

                                                  (Amounts are presented in thousands)

                                                September 30, 2004    December 31, 2003
                                                -------------------  -------------------

     Noninterest-bearing demand deposits        $             7,238                5,239
     Interest-bearing demand deposits                        16,244               13,481
     Savings deposits                                        24,959               13,590
     Certificates of deposit $100,000 and over               38,563               13,703
     Other time deposits                                     13,700               13,162
                                                -------------------  -------------------

                                                $           100,704               59,175
                                                ===================  ===================

OTHER  BORROWED  FUNDS
----------------------
During the third quarter of 2004, we borrowed $1,000,000 from the Federal Home Loan Bank of Atlanta. This borrowing provides funding for the growth in our loan portfolio. This advance matures on September 10, 2009 and requires quarterly principal payments of $10,000 and monthly interest payments at 4.05%.

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

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of September 30, 2004:

     Commitments to extend credit                      $25,979,000
     Standby letters of credit                         $   822,000


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

CAPITAL  RESOURCES
------------------
Total shareholders' equity increased from $11,480,000 at December 31, 2003 to $11,844,000 at September 30, 2004. This increase was attributable to net earnings for the period.

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

Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%.

The  following table summarizes the bank's capital ratios at September 30, 2004:

     Tier 1 capital (to risk-weighted assets)                      10.82%
     Total capital (to risk-weighted assets)                       12.07%
     Tier 1 capital (to total average assets)                      10.67%

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

ITEM  3.  CONTROLS  AND  PROCEDURES
-----------------------------------
At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

          Not applicable.

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS

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

                                             WEST METRO FINANCIAL SERVICES, INC.




Date: November 11, 2004                      By: /S/J. MICHAEL WOMBLE
                                                --------------------------------
                                                 J. Michael Womble
                                                 President, Chief Executive
                                                 Officer and Director




Date: November 11, 2004                      By: /S/KATHY HULSEY
                                                --------------------------------
                                                 Kathy Hulsey
                                                 Chief Financial Officer and
                                                 Principal Accounting Officer