Form 10KSB
period 2004-12-31
WEST METRO FINANCIAL SERVICES INC
filed 2005-03-30
CIK 1157294

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For fiscal year ended December 31, 2004

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number

WEST METRO FINANCIAL SERVICES, INC.

(Name of small business issuer in its charter)

Georgia	58-2643181
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

68 First National Drive, Dallas, Georgia	30157
(Address of Principal Executive Offices)	(Zip Code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or a information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

State issuer’s revenues for its most recent fiscal year: $6,451,989

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: $6,456,360 based on 538,030 shares at $12.00 per share on March 7, 2005.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 1,200,000 as of March 22, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure format (check one):    Yes  ☐    No  ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Cautionary Notice Regarding Forward-Looking Statements

Various matters discussed in this Annual Report on Form 10-KSB may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of West Metro Financial Services, Inc. (the “Company”) or First National Bank West Metro (“FNB West Metro” or the “Bank”) to be materially different from the results described in such forward-looking statements.

Actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

•	The inability of the Bank to achieve and maintain regulatory capital standards;

•	Changes in the legislative and regulatory environment;

•	The effects of changes in interest rates on the level and composition of deposits, loan demand, the value of loan collateral, and interest rate risks; and

•	The effects of competition from commercial banks, thrifts, consumer finance companies, and other financial institutions operating in our market area and elsewhere.

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

FNB West Metro

General

The Bank operates as a full-service commercial bank. The Bank offers personal and business checking accounts, money market accounts, savings accounts and various certificates of deposit and individual retirement accounts. The Bank also offers commercial, real estate, installment and other consumer loans. The Bank’s real estate loans include commercial real estate, construction and development and residential real estate loans. In addition, the Bank provides such services as cashier’s checks, traveler’s checks, discount brokerage services, banking by mail, direct deposit and U.S. Savings Bonds. The Bank also offers MasterCard® and Visa® credit card services through a correspondent bank as an agent and offers debit cards that feature ATM access.

Philosophy

We emphasize prompt, personalized customer service. Through our localized management and ownership we believe we are uniquely situated to provide responsive service and quality financial products that are tailored to meet the needs of the individuals and small- to medium-sized businesses located throughout Paulding and Douglas Counties, as well as the western part of Cobb County. We believe that local ownership and control allows the Bank to serve its customers more efficiently, helping us to grow both our deposit base and loan portfolio. All of the Bank’s strategies are based on the philosophy of “The Customer Comes First.” We have adopted this philosophy in order to attract customers and acquire market share now controlled by other financial institutions operating in our market area.

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

Market Opportunities

Primary Service Area. The Bank’s primary service area is Paulding and Douglas Counties in Georgia, including the cities of Dallas, Hiram and Douglasville. The Bank draws most of its customer deposits and conducts most of its lending transactions from and within its primary service area. In addition, we attract significant business from the western part of Cobb County.

The primary service area represents a diverse market with a growing population and economy. The attractive suburban neighborhoods of Dallas and Hiram have evolved into classic “bedroom communities” for people who work in Cobb County and the Atlanta metropolitan area. In addition, Paulding and Douglas Counties’ tremendous population growth in recent years has lead to growth in the local service economy and management expects this trend to continue.

The Bank competes with other commercial banks, savings and loan associations, credit unions, money market mutual funds and other financial institutions conducting business in the Paulding and Douglas County markets and elsewhere. Many of the Bank’s competitors have equal or greater financial or banking related resources than the Company and the Bank. According to information provided by the FDIC, as of June 30, 2004, the Paulding and Douglas County area was served by 28 banking and savings institutions with 48 offices. These competitors offer the same or similar products and services as the Bank. Currently, the Bank’s three largest competitors in terms of market share are Regions Bank, Douglas County Bank and Citizens & Merchants STB.

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

The Bank’s loan portfolio is comprised of the following:

Loan Category	Ratio
Real estate related loans	91.17%
Commercial loans	6.61%
Consumer loans	2.22%

Loan Approval and Review. The Bank’s loan approval policies provide for various levels of officer lending authority. When the amount of total loans to a single borrower exceeds that individual officer’s lending authority, an officer with a higher lending limit or the Bank’s Loan Committee determines whether to approve the loan request. The Bank does not make any loans to any of its directors or executive officers unless its board of directors, excluding the interested party, first approves the loan, and the terms of the loan are no more favorable than would be available to any comparable borrower.

Lending Limits. The Bank’s lending activities are subject to a variety of lending limits imposed by federal law. Differing limits apply based on the type of loan or the nature of the borrower, including the borrower’s relationship to the bank. In general, however, the Bank is able to loan any one borrower a maximum amount equal to either:

•	15% of the Bank’s capital and surplus; or

•	25% of its capital and surplus if the amount that exceeds 15% is fully secured by readily marketable collateral.

Our management team has adopted an internal lending limit which will at all times remain $25,000 lower than the applicable legal limit. However, based on either our internal lending limit or our legal lending limit, the Bank sells participations in its loans to other financial institutions in order to meet all of the lending needs of our clients requiring extensions of credit above these limits. In a participation transaction, the Bank sells the portion of the loan that exceeds its internal or legal lending limit to an unrelated lender on a non-recourse basis. As a result, the participating lender bears all of the risk of default for the portion of the loan it purchases. The Bank retains all of the servicing rights to the loan; therefore, the customer makes all payments to the Bank, who in turn remits a pro-rata share of the payments to the participating lender.

Credit Risks. The principal economic risk associated with each category of loans that the Bank makes is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the strength of the relevant business market segment. General economic factors affecting a borrower’s ability to repay include interest, inflation and employment rates, as well as other factors affecting a borrower’s customers, suppliers and employees.

The well-established financial institutions in the Paulding and Douglas County markets make proportionately more loans to medium- to large-sized businesses than the Bank makes. Many of the Bank’s commercial loans are made to small- to medium-sized businesses that may be less able to withstand competitive, economic and financial pressures than larger borrowers.

Real Estate Loans. The Bank makes commercial real estate loans, construction and development loans, and residential real estate loans. These loans include commercial loans where the Bank takes a security interest in real estate out of an abundance of caution and not as the principal collateral for the loan, but excludes home equity loans, which are classified as consumer loans.

• Commercial Real Estate. The Bank’s commercial real estate loan terms are generally limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, although rates are typically not fixed for a period exceeding 60 months. The Bank generally charges an origination fee of one percent. We attempt to reduce credit risk on our commercial real estate loans by emphasizing loans on owner-occupied office and retail buildings where the ratio of the loan principal to the value of the collateral as established by independent appraisal does not exceed 80% and net projected cash flow available for debt service equals 120% of the debt service requirement. In addition, the Bank generally requires personal guarantees from the principal owners of the property supported by a review by the Bank’s management of the principal owners’ personal financial statements. Risks associated with commercial real estate loans include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and the quality of the borrower’s management. The Bank limits its risk by analyzing borrowers’ cash flow and collateral value on an ongoing basis.

• Construction and Development Loans. The Bank makes construction and development loans both on a pre-sold and speculative basis. If the borrower has entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a pre-sold basis. If the borrower has not entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a speculative basis. Construction and development loans are generally made with a term of six to twelve months and interest is paid quarterly. The ratio of the loan principal to the value of the collateral as established by independent appraisal typically does not exceed 80%. Speculative loans are based on the borrower’s financial strength and cash flow position. Loan proceeds are disbursed based on the percentage of completion and only after the project has been inspected by an experienced construction lender or independent appraiser. Risks associated with construction loans include fluctuations in the value of real estate and new job creation trends.

• Residential Real Estate. The Bank’s residential real estate loans consist of residential second mortgage loans, residential construction loans and traditional mortgage lending for one to four family residences. We originate and maintain fixed rate mortgages with long-term maturity not exceeding 20 years and a balloon payment or call feature of three or five years. The amortization of second mortgages generally do not exceed 15 years and the rates generally are not fixed for over 60 months. All loans are made in accordance with the Bank’s appraisal policy and with the ratio of the loan principal to the value of collateral as established by independent appraisal not exceeding 95%. We expect that these loan-to-value ratios will be sufficient to compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market.

Commercial Loans. Loans for commercial purposes in various lines of businesses are one of the primary components of the Bank’s loan portfolio. The terms of these loans vary by purpose and by type of underlying collateral, if any. The Bank typically makes equipment loans for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term. Equipment loans are generally secured by the financed equipment, and the ratio of the loan principal to the value of the financed equipment or other collateral is generally 80% or less. Loans to support working capital typically have terms not exceeding one year and are usually secured by accounts receivable, inventory or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash, and for loans secured with other types of collateral, principal is typically due at maturity. The quality of the commercial borrower’s management and its ability both to properly evaluate changes in the supply and demand characteristics affecting its markets for products and services and to effectively respond to such changes are significant factors in a commercial borrower’s creditworthiness.

Consumer Loans. The Bank makes a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans, home equity loans and home equity lines of credit. Consumer loan repayments depend upon the borrower’s financial stability and are more likely to be adversely affected by divorce, job loss, illness and personal hardships. Because many consumer loans are secured by depreciable assets such as boats, cars and trailers the loan should be amortized over the useful life of the asset. To minimize the risk that the borrower cannot afford the monthly payments, all fixed monthly obligations should not exceed 40% of the borrower’s gross monthly income. The borrower should also be continuously employed for at least 12 months prior to obtaining the loan. The loan officer reviews the borrower’s past credit history, past income level, debt history and, when applicable, cash flow and determine the impact of all these factors on the ability of the borrower to make future payments as agreed. Our principal competitors for consumer loans are the established banks in the Bank’s market.

Investments

In addition to loans, the Bank makes other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities. No investment in any of those instruments exceeds any applicable limitation imposed by law or regulation. The Loan & Asset/Liability Committee reviews the investment portfolio on an ongoing basis in order to ensure that the investments conform to the Bank’s policy as set by the board of directors.

Asset and Liability Management

The Loan & Asset/Liability Committee manages the Bank’s assets and liabilities and strives to provide a stable and optimized net interest margin, adequate liquidity and a profitable after-tax return on assets and return on equity. The committee conducts these management functions within the framework of the Bank’s written loan and investment policies. The committee attempts to maintain a balanced position between rate sensitive assets and rate sensitive liabilities. Specifically, it charts assets and liabilities on a matrix by maturity, effective duration and interest adjustment period and attempt to manage any gaps in maturity ranges.

Deposit Services

The Bank seeks to establish a broad base of core deposits, including savings accounts, checking accounts, money market accounts, a variety of certificates of deposit and IRA accounts. To attract deposits, the Bank employs an aggressive marketing plan in its overall service area and features a broad product line and competitive rates and services. The primary sources of deposits are residents of, and businesses and their employees located in, the Bank’s primary service area. The Bank obtains these deposits through personal solicitation by its officers and directors, direct mail solicitations and advertisements published in the local media. In order to attract its initial deposit base, the Bank offers higher interest rates on various deposit accounts.

Other Banking Services

Other banking services include limited cash management services, on-line banking services, discount brokerage services, travelers checks, direct deposit of payroll and social security checks, courier service, night depository and debit cards. The Bank is associated with InterCept. Our clients are able to use InterCept’s automated teller machines throughout Georgia and other regions. However, other financial institutions may charge our customers for the use of their automated teller machines. We also offer MasterCard® and VISA® credit card services through a correspondent bank as an agent for the Bank. The Bank does not exercise trust powers. In the future, we may offer a full-service trust department, but cannot do so without the prior approval of the Office of the Comptroller of the Currency.

Employees

The Bank has 32 full-time equivalent employees. The Company does not have any employees who are not also employees of the Bank.

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

Acquisitions of Banks. The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve’s prior approval before:

•	acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank’s voting shares;

•	acquiring all or substantially all of the assets of any bank; or

•	merging or consolidating with any other bank holding company.

Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or, substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed below.

Under the Bank Holding Company Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. For example, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for three years. As a result, no bank holding company may acquire control of the Company until after the third anniversary date of the Bank’s incorporation.

Change in Bank Control. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is refutably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

•	the bank holding company has registered securities under Section 12 of the Securities Act of 1934; or

•	no other person owns a greater percentage of that class of voting securities immediately after the transaction.

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

Permitted Activities. A bank holding company is generally permitted under the Bank Holding Company Act, to engage in or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in the following activities:

•	Banking or managing or controlling banks; and

•	Any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

•	Factoring accounts receivable;

•	Making, acquiring, brokering or servicing loans and usual related activities;

•	Leasing personal or real property;

•	Operating a non-bank depository institution, such as a savings association;

•	Trust company functions;

•	Financial and investment advisory activities;

•	Conducting discount securities brokerage activities;

•	Underwriting and dealing in government obligations and money market instruments;

•	Providing specified management consulting and counseling activities;

•	Performing selected data processing services and support services;

•	Acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

•	Performing selected insurance underwriting activities.

Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of it or any of its bank subsidiaries.

In addition to the permissible bank holding company activities listed above, a bank holding company may qualify and elect to become a financial holding company, permitting the bank holding company to engage in additional activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

•	Lending, trust and other banking activities;

•	Insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;

•	Providing financial, investment, or advisory services;

•	Issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

•	Underwriting, dealing in or making a market in securities;

•	Other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

•	Foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;

•	Merchant banking through securities or insurance affiliates; and

•	Insurance company portfolio investments.

To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least “satisfactory.” Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days’ written notice prior to engaging in a permitted financial activity. While the Company meets the qualification standards applicable to financial holding companies, the Company has not elected to become a financial holding company at this time.

Support of Subsidiary Institutions. Under Federal Reserve policy, the Company is expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when, without this Federal Reserve policy, the Company might not be inclined to provide it. In addition, any capital loans made by the Company to the Bank will be repaid only after its deposits and various other obligations are repaid in full. In the unlikely event of the Company’s bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

First National Bank West Metro

Since the Bank is chartered as a national bank, it is primarily subject to the supervision, examination and reporting requirements of the National Bank Act and the regulations of the Office of the Comptroller of the Currency. The Office of the Comptroller of the Currency regularly examines the Bank’s operations and has the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. The Office of the Comptroller of the Currency also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, the Bank’s deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

Branching. National banks are required by the National Bank Act to adhere to branching laws applicable to state banks in the states in which they are located. Under current Georgia law, the Bank may open branch offices throughout Georgia with the prior approval of the Office of the Comptroller of the Currency. In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in Georgia. The Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states’ laws. Georgia law, with limited exceptions, currently permits branching across state lines through interstate mergers.

Under the Federal Deposit Insurance Act, states may “opt-in” and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, Georgia has not opted-in to this provision. Therefore, interstate merger is the only method through which a bank located outside of Georgia may branch into Georgia. This provides a limited barrier of entry into the Georgia banking market, which protects us from an important segment of potential competition. However, because Georgia has elected not to opt-in, our ability to establish a new start-up branch in another state may be limited. Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if their home state has also elected to opt-in. Consequently, until Georgia changes its election, the only way we will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger.

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

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.54 cents per $100 of deposits for the first quarter of 2004.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, or the Office of the Comptroller of the Currency, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Since our aggregate assets are not more than $250 million, under the Gramm-Leach-Bliley Act, we are generally subject to a Community Reinvestment Act examination only once every 60 months if we receive an “outstanding” rating, once every 48 months if we receive a “satisfactory” rating and as needed if our rating is “less than satisfactory.” Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

Other Regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. For example, under the Soldiers’ and Sailors’ Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation for which the borrower is a person on active duty with the United States military.

The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as the:

•	federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Soldiers’ and Sailors’ Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

•	the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

In addition to the federal and state laws noted above, the Georgia Fair Lending Act (“GAFLA”) imposes restrictions and procedural requirements on most mortgage loans made in Georgia, including home equity loans and lines of credit. On August 5, 2003, the Office of the Comptroller of the Currency issued a formal opinion stating that the entirety of GAFLA is preempted by federal law for national banks and their operating subsidiaries. As a result, the Bank is exempt from the requirements of GAFLA.

The deposit operations of the Bank are subject to:

•	The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•	The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Capital Adequacy

The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, and the Office of the Comptroller of the Currency, in the case of the Bank. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. Since the Company’s consolidated total assets are less than $150 million, under the Federal Reserve’s capital guidelines, our capital adequacy is measured on a bank-only basis, as opposed to a consolidated basis. The Bank is also subject to risk-based and leverage capital requirements adopted by the Office of the Comptroller of the Currency, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2004 our ratio of total capital to risk-weighted assets was 11.61% and our ratio of Tier 1 Capital to risk-weighted assets was 10.36%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2004, our leverage ratio was 9.99%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See “—First National Bank West Metro—Prompt Corrective Action.”

Payment of Dividends

The Company is a legal entity separate and distinct from the Bank. The principal sources of the Company’s cash flow, including cash flow to pay dividends to its shareholders, are dividends that the Bank pays to its sole shareholder, the Company. Statutory and regulatory limitations apply to the Bank’s payment of dividends to the Company as well as to the Company’s payment of dividends to its shareholders.

The Bank is required by federal law to obtain prior approval of the Office of the Comptroller of the Currency for payments of dividends if the total of all dividends declared by our board of directors in any year will exceed (1) the total of the Bank’s net profits for that year, plus (2) the Bank’s retained net profits of the preceding two years, less any required transfers to surplus.

The payment of dividends by the Company and the Bank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. If, in the opinion of the Office of the Comptroller of the Currency, the Bank were engaged in or about to engage in an unsafe or unsound practice, the Office of the Comptroller of the Currency could require, after notice and a hearing, that the Bank stop or refrain engaging in the practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement

Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See “— First National Bank West Metro—Prompt Corrective Action” above.

Restrictions on Transactions with Affiliates

The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

•	a bank’s loans or extensions of credit to affiliates;

•	a bank’s investment in affiliates;

•	assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

•	loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

•	a bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Bank must also comply with other provisions designed to avoid the taking of low-quality assets.

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

The FCRA Amendments include, among other things:

•	new requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer’s credit file stating that the consumer may be the victim of identity theft or other fraud;

•	for entities that furnish information to consumer reporting agencies (which would include the Bank [and certain of its affiliates], new requirements to implement procedures and policies regarding the accuracy and integrity of the furnished information, and regarding the correction of previously furnished information that is later determined to be inaccurate; and

•	a new requirement for mortgage lenders to disclose credit scores to consumers.

Prior to the effective date of the FCRA Amendments, the Company and its affected subsidiaries will implement policies and procedures to comply with the new rules.

The FCRA Amendments also will prohibit a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes (the “opt-out”), subject to certain exceptions. The Company and its subsidiaries also will implement procedures to comply with these new rules prior to the effective date of the rules. We do not plan to share consumer information among our affiliated companies for marketing purposes, except as may be allowed under exceptions to the notice and opt-out requirements. Because no affiliate of the Company is currently sharing consumer information with any other affiliate of the Company for marketing purposes, the new limitations on sharing of information for marketing purposes will not have a significant impact on the Company.

Anti-Terrorism Legislation

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001, signed by the President on October 26, 2001, imposed new requirements and limitations on specified financial transactions and account relationships, intended to guard against money laundering and terrorism. Most of these requirements and limitations took effect in 2002. Additional “know your customer” rules became effective in June 2003, requiring the Bank to establish a customer identification program under Section 326 of the USA PATRIOT Act. The Company and its subsidiaries implemented procedures and policies to comply with those rules prior to the effective date of each of the rules.

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

Effect of Governmental Monetary Polices

Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

ITEM 2. DESCRIPTION OF PROPERTIES

The principal place of business of both the Company and the Bank is located at 68 First National Drive, Dallas, Georgia. Construction of a new two-story, 12,000 square feet brick, traditional bank building was completed in June 2004. It includes office space for administration, lending, customer service, new accounts, investment services, mortgage department, operations facilities, three drive-through teller lanes, an automated teller machine, four stand-up teller windows and a security vault with safe deposit boxes. The bank owns the building and the 3-acre site on the south side of Georgia Highway 120, just east of the intersection of Macland Road. This site is centrally located between Dallas and Hiram, and we believe it is well suited to serve the Bank’s target customers. Prior to completion and occupancy of the building, the Bank was operated out of a 2,500 square feet modular unit located on the same site next to the main office at 1242 Marietta Highway, Dallas, Georgia. A lease agreement has been executed between First National Bank West Metro and The Hertz Corporation. The Hertz Corporation agrees to rent the 1.43 acre parcel of land located at 1242 Marietta Highway, Dallas, and the modular building for a three year term.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(a) The Company closed its initial public offering of securities on February 28, 2002. All sales of securities by the Company in 2001 were registered under the Securities Act. There is currently no established market for the Company’s common stock, and an active trading market is not likely to develop. The Company does not have any plans to list its common stock on any stock exchange or on the over-the-counter market. As a result, investors who need or wish to dispose of all or any part of their common stock may be unable to do so except in private, directly negotiated sales.

(b) On March 7, 2004, the Company had 374 shareholders of record who owned an aggregate of 1,200,000 shares.

(c) The Company has paid no dividends on its common stock since its organization. The principal source of the Company’s cash flow, including cash flow to pay dividends to its shareholders, will be dividends that the Bank pays to the Company as its sole shareholder. Statutory and regulatory limitations will apply to the Bank’s payment of dividends to the Company, as well as to the Company’s payment of dividends to its shareholders. For a complete discussion of restrictions on dividends, see “Part I—Item 1. Description of Business—Supervision and Regulation—Payment of Dividends.”

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

WEST METRO FINANCIAL SERVICES, INC.

SELECTED FINANCIAL DATA

	2004	2003	2002
FOR THE YEAR
Net interest income	$4,303,636	2,383,680	1,144,245
Provision for loan losses	660,250	402,626	500,000
Noninterest income	306,432	526,739	312,227
Noninterest expense	2,894,135	2,382546	1,481,382
Net earnings (loss)	$658,235	370,474	(524,910)

PER COMMON SHARE
Basic earnings (loss)	$.55	.31	(.44)
Diluted earnings (loss)	.52	.22	(.72)
Cash dividends declared	—	—	—
Book value	$10.11	9.57	9.27

AT YEAR END
Loans, net	$105,780,093	65,720,988	39,212,970
Earnings assets	123,925,548	69,015,626	43,544,140
Assets	130,708,003	71,779,558	45,987,265
Deposits	117,258,867	59,174,579	34,719,753
Shareholders’ equity	$12,135,257	11,480,306	11,123,082
Common shares outstanding	1,200,000	1,200,000	1,200,000

AVERAGE BALANCES
Loans	$89,259,948	53,574,769	22,710,122
Earnings assets	96,168,024	60,251,831	28,203,129
Assets	101,049,376	63,117,570	31,785,712
Deposits	88,552,805	52,171,845	20,243,192
Stockholders’ equity	$11,382,842	10,725,590	10,706,890
Weighted average shares outstanding	1,200,000	1,200,000	1,200,000

KEY PERFORMANCE RATIOS
Return on average assets	0.65%	0.59%	(2.22)%
Return on average stockholders’ equity	5.78%	3.45%	(6.43)%
Net interest margin	4.47%	3.95%	5.25%
Dividend payout ratio	—	—	—
Average equity to average assets	11.26%	16.99%	33.68%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

General

West Metro Financial Services, Inc. is a bank holding company headquartered in Dallas, Georgia organized to own all of the common stock of its bank subsidiary, First National Bank West Metro. The principal activity of the bank is to provide banking services to domestic markets, principally in Paulding County and Douglas County, Georgia. The bank is primarily regulated by the Office of the Comptroller of the Currency (“OCC”) and undergoes periodic examinations by this regulatory agency. Our bank holding company is regulated by the Federal Reserve Bank and also is subject to periodic examinations.

In 2001, we commenced an initial public offering of up to 1,200,000 shares of our common stock. The stock sale resulted in the issuance of 1,200,000 shares at a price of $10.00 per share. The offering resulted in capital of $11,866,858, net of offering expenses of $113,964. The bank opened for business on March 25, 2002 at the Intersection of Macland Road and Highway 120, Dallas, Georgia 30132.

On March 15, 2005, we entered into a definitive agreement for the acquisition and merger of our company into and with First Horizon National Corporation. Upon completion of the acquisition, our company will be merged into First Horizon’s wholly owned subsidiary, First Tennessee Bank. The merger is subject to the approval of regulatory authorities and by our shareholders and we expect the transaction to close by the third quarter of 2005. Under the terms of the definitive agreement, First Horizon will acquire all of our stock and our shareholders will have the option, subject to pro-ration, to elect to receive cash or First Horizon stock. Total consideration is expected to consist of approximately $12 million in cash and approximately $20 million in First Horizon shares, for total consideration of $32 million.

The following discussion describes our results of operations for 2004 as compared to 2003 and also analyzes our financial condition as of December 31, 2004 as compared to December 31, 2003. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits and Federal Home Loan Bank borrowings, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

We have included a number of tables to assist in our description of these measures. For example, the “Average Balances” table shows the average balance during 2004 and 2003 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” table helps demonstrate the impact of changing interest rates and changing volume of assets and liabilities during the years shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a “Sensitivity Analysis Table” to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS, continued

Forward-Looking Statements

This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

•	the effects of future economic conditions;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes;

•	changes in interest rates and their effect on the level and composition of deposits, loan demand, and the values of loan collateral, securities and other interest-sensitive assets and liabilities;

•	our ability to control costs, expenses, and loan delinquency rates;

•	the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet;

•	Changes in political conditions or the legislative or regulatory environment;

•	Changes occurring in business conditions and inflation;

•	Changes in technology;

•	Changes in monetary and tax policies;

•	The level of allowance for loan loss;

•	The rates of loan growth

•	Loss of consumer confidence and economic disruptions resulting from terrorist activities;

•	Changes in securities markets; and

•	Other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission

Critical Accounting Policies

We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in note 1 in the footnotes to the consolidated financial statements at December 31, 2004 included elsewhere in this annual report.

We believe that the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Please refer to the portion of management’s discussion and analysis of financial condition and results of operations that addresses the allowance for loan losses for a description of our processes and methodology for determining the allowance for loan losses.

Results of Operations

Overview

Net earnings for 2004 was $658,235 or $.55 per common share compared to net earnings of $370,474 or $.31 per common share in 2003. Our operational results depend to a large degree on net interest income, which is the difference between the interest income received from our investments (such as loans, investment securities, federal funds sold) and interest expense, which is paid on deposit liabilities and other borrowings. Net interest income was $4,303,636 for the year ended December 31, 2004 compared to net interest income of $2,383,680 for the year ended December 31, 2003.

The provision for loan losses in 2004 was $660,250 compared to $402,626 in 2003. The provision for loan losses continues to reflect our estimate of potential losses inherent in the loan portfolio and the creation of an allowance for loan losses adequate to absorb such losses.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS, continued

Other operating income for the year ended December 31, 2004, totaled $306,432, representing a $220,307 (42%) decrease from December 31, 2003. The decrease was primarily attributable to a decrease in mortgage loan origination fees for the period, partially offset by increased service charges on deposit accounts associated with the overall deposit growth. The low interest rate environment was the primary reason for the mortgage origination volume during 2003; however, rising interest rates caused the mortgage refinancing cycle to slow during 2004. The increase associated with service charges and fees is due to the increase in the number of our customers during 2004.

Total non-interest expense in 2004 was $2,894,135, a $511,589 (21%) increase compared with the 2003 amount. Salaries and benefits for 2004 increased 208,809 or 14% to $1,740,401 over 2003. This is due primarily to the growth in the number of full-time-equivalent employees from 2003. The increase in occupancy costs for 2004 by $113,177 or 43% to $374,900 over 2003, is due to additional expenses incurred once we moved into our permanent facility in 2004. Other operating expenses in 2004 were $778,834, a $189,603 (32%) increase compared with the 2003 amount. This increase is due an increase in the costs associated with a higher volume of business during 2004.

Income tax expense for 2004 was $397,448, which represented an effective tax rate of approximately 38%. In 2003, we recognized a tax benefit of $245,227 due to the reversal of the valuation allowance related to our deferred tax asset as it became more likely than not that we would be able to realize this benefit.

Net Interest Income

For the year ended December 31, 2004, net interest income totaled $4,303,636 as compared to $2,383,680 for the same period in 2003. Interest income from loans, including fees, increased $2,468,486 or 70% for the year ended December 31, 2004. This increase in income was partially offset by increased interest expense, which totaled $1,841,921 for the year ended December 31, 2004 compared to $1,262,631 in 2003. The increase in net interest income was a result of loan growth, higher yield on loans and lower cost of funds. The net interest margin realized on earning assets and the interest rate spread were 4.47% and 4.15%, respectively, for the year ended December 31, 2004. For the year ended December 31, 2003, the net interest margin was 3.96% and the interest rate spread was 3.41%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS, continued

Average Balances and Interest Rates

The table below shows the average balance outstanding for each category of interest earning assets and interest-bearing liabilities for 2004 and 2003, and the average rate of interest earned or paid thereon. Average balances have been derived from the daily balances throughout the period indicated.

	For the Years Ended December 31,
	2004			2003
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Interest earning assets:
Loans (including loan fees)	$89,259,948	5,991,060	6.71%	$53,574,769	3,522,574	6.58%
Investment securities	4,158,084	119,680	2.88%	1,845,334	71,883	3.90%
Federal funds sold	2,749,992	34,817	1.27%	4,831,728	51,854	1.07%

Total interest earning assets	96,168,024	6,145,557	6.39%	60,251,831	3,646,311	6.05%

Other non-interest earning assets	4,881,352			2,865,739

Total assets	$101,049,376			$63,117,570

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$7,486,966	103,450	1.38%	$3,925,434	72,420	1.84%
Savings and money market	29,945,502	611,779	2.04%	18,399,628	405,953	2.21%
Time	43,931,942	1,104,260	2.51%	25,457,783	783,937	3.08%
Federal Home Loan Bank advances	635,562	19,146	3.01%	—	—	—
Other	192,605	3,286	1.71%	24,797	321	1.29%

Total interest-bearing liabilities	82,192,577	1,841,921	2.24%	47,807,642	1,262,631	2.64%

Other non-interest bearing liabilities	7,473,957			4,584,338
Shareholders’ equity	11,382,842			10,725,590

Total liabilities and shareholders’ equity	$101,049,376			$63,117,570

Excess of interest-earning assets over interest bearing liabilities	$13,975,447			$12,444,189

Ratio of interest-earning assets to interest-bearing liabilities	117%			126%

Net interest income		4,303,636			2,383,680

Net interest spread			4.15%			3.41%

Net interest margin			4.47%			3.96%

Non-accrual loans and the interest income which was recorded on these loans, if any, are included in the yield calculation for loans in all periods reported.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS, continued

Volume/Rate Analysis

Net interest income can also be analyzed in terms of the impact of changing rates and changing volume. The following table describes the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected our interest income and interest expense during the periods indicated.

	2004 Compared to 2003 Increase (decrease) due to changes in
	Volume	Rate	Net Change
Interest income on:
Loans (including loan fees)	$2,393,682	74,804	2,468,486
Investment securities	70,622	(22,825)	47,797
Federal funds sold	(25,174)	8,137	(17,037)

	2,439,130	60,116	2,499,246

Interest expense on:
Interest-bearing demand and savings	52,787	(21,757)	31,030
Savings & Money Market	237,869	(32,043)	205,826
Time	485,479	(165,156)	320,323
Federal Home Loan Bank borrowings	19,146	—	19,146
Other	2,832	133	2,965

	798,113	(218,823)	579,290

	$1,641,017	278,939	1,919,956

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

Net interest income is the primary component of net income for financial institutions. Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and noninterest sensitive assets and liabilities. “Gap” is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months. Gap is an attempt to predict the behavior of the bank’s net interest income in general terms during periods of movement in interest rates. In general, if the bank is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period. In a rising interest rate environment, assets repricing more quickly is expected to enhance net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities. Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At December 31, 2004, the bank, as measured by Gap, is in an asset sensitive position. Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS, continued

The following table summarizes the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2004, that are expected to mature, prepay, or reprice in each of the future time periods shown. Except as stated below, the amount of assets or liabilities that mature or reprice during a particular period was determined in accordance with the contractual terms of the asset or liability. Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid based on scheduled maturities. The bank’s savings accounts and interest-bearing demand accounts (NOW and money market deposit accounts), which are generally subject to immediate withdrawal, are included in the “Three Months or Less” category, although historical experience has proven these deposits to be more stable over the course of a year.

At December 31, 2004

Maturing or Repricing in

	3 Months or Less	4 Months to 12 Months	1 to 5 Years	Over 5 Years	Total
Interest-earning assets:
Investment securities	$1,988,119	649,651	2,699,517	495,751	5,833,038
Loans	90,706,420	6,286,236	9,273,492	1,069,562	107,335,710
Federal Funds Sold	10,235,000	—	—	—	10,235,000
Other	—	—	—	521,800	521,800

Total interest-earning assets	$102,929,539	6,935,887	11,973,009	2,087,113	123,925,548

Interest-bearing liabilities:
Deposits:
Savings and demand	$53,888,229	—	—	—	53,888,229
Time deposits	17,040,235	26,647,410	12,845,704	—	56,533,349
Federal Home Loan Bank advance	10,000	30,000	160,000	790,000	990,000

Total interest-bearing liabilities	$70,938,464	26,277,410	13,005,704	790,000	111,411,578

Interest sensitive difference per period	$31,991,075	(19,741,523)	(1,032,695)	1,297,113	12,513,970

Cumulative interest sensitivity difference	$31,991,075	12,249,552	11,216,857	12,513,970

Cumulative difference to total assets	24.47%	9.37%	8.58%	9.57%

At December 31, 2004, the difference between the bank’s assets and liabilities repricing or maturing within one year was $12,249,552. Due to an excess of assets repricing or maturing within one year, a rise in interest rates would cause the bank’s net interest income to increase, whereas a decline in interest rates would cause the bank’s net interest income to decrease.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS, continued

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level. The provision charged to expense was $660,250 for the year ended December 31, 2004 as compared to $402,626 for the year ended December 31, 2003. The change in the provision was the result of loans growing faster in 2004 than in 2003. The loan portfolio increased $40,715,356 during the year ended December 31, 2004 as compared to growth of $26,907,385 in 2003. The allowance for loan losses was 1.45% of gross loans at December 31, 2004 compared to 1.35% at December 31, 2003. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We anticipate maintaining an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

The following table summarizes information concerning the allowance for loan losses:

	December 31,
	2004	2003	2002
Total loans outstanding, end of year	$107,335,710	66,620,355	39,712,970

Average loans outstanding	$89,259,948	53,574,769	22,710,970

Balance at beginning of year	$899,367	500,000	—
Charge-offs:
Commercial	—	—	—
Real estate – construction	—	—	—
Real estate – mortgage	—	—	—
Consumer	4,000	4,941	—

Total charge-offs	4,000	4,941	—

Recoveries:
Commercial	—	—	—
Real estate – construction	—	—	—
Real estate – mortgage	—	—	—
Consumer	—	1,682	—

Total recoveries	—	1,682	—

Net charge-offs	4,000	3,259	—

Additions charged to operations	660,250	402,626	500,000

Balance at end of year	$1,555,617	899,367	500,000

Ratio of net charge-offs during the period to average loans outstanding during the period	.00%	0.01%	—%
Allowance for loan losses to loans, end of year	1.45%	1.35%	1.26%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS, continued

The following table summarizes past due and non-accrual loans, other real estate and repossessions, and income that would have been reported on non-accrual loans as of December 31, 2004, 2003 and 2002:

	December 31,
	2004	2003	2002
Other real estate and repossessions	$—	—	—
Accruing loans 90 days or more past due	—	10,000	—
Non-accrual loans	—	—	—
Interest on non-accrual loans which would have been reported	—	—	—

Noninterest Income and Expense

Non-interest income for the year ended December 31, 2004 totaled $306,432 as compared to $526,739 for the year ended December 31, 2003. The decrease was attributable to a decrease in mortgage loan origination fees for the period, partially offset by increased service charges on deposit accounts associated with the overall deposit growth. Mortgage origination fee income totaled $152,139 during 2004 compared to $398,181 in 2003. The low interest rate environment was the primary reason for the mortgage origination volume during 2003; however, the rise in interest rates caused the mortgage refinancing cycle to slow during 2004. Additionally, our mortgage originator resigned effective March 1, 2004 and we are currently seeking a replacement. Service charges and fees on deposits was $89,016 during 2004. The increase of $24,328 in service charges and fees from December 31, 2003 balance of $64,688 is due to the increase in the number of customers during 2004.

Total non-interest expense for the year ended December 31, 2004 was $2,894,135 as compared to $2,382,546 for the same period in 2003. Salaries and benefits, the largest component of noninterest expense, totaled $1,740,401 for the year ended December 31, 2004, compared to $1,531,592 for the same period a year ago. Salary and benefits expense primarily increased due to an increase in the number of employees and to other annual salary increases. Occupancy costs for 2004 increased by $113,177 or 43% to $374,900 during 2004 compared to $261,723 in 2003. The increase in occupancy expense was due to additional expenses incurred when we moved into our permanent facility in 2004. Other operating expenses were $778,835 for the year ended December 31, 2004 as compared to $589,231 for the year ended December 31, 2003. This increase in noninterest expense is directly related to the overall growth of the bank.

Financial Condition

Total assets increased $58,928,445, or 82% from December 31, 2003 to December 31, 2004. The primary source of growth in assets was net loans, which increased $40,059,105 or 61% during the year ended December 31, 2004. Investment securities available-for-sale increased $3,817,017 from $2,016,021 at December 31, 2003 to $5,833,038 at December 31, 2004. Total deposits increased $58,084,288 or 98%, from $59,174,579 at December 31, 2003 to $117,258,867 at December 31, 2004.

Interest-Earning Assets

Loans

Gross loans totaled $107,335,711 at December 31, 2004, an increase of $40,715,355 or 61% since December 31, 2003. The largest increase in loans was in Real Estate – Construction loans, which increased $28,214,027 or 82% to $62,463,179 at December 31, 2004. Real Estate – Mortgage loans increased $9,350,534 during 2004. Balances within the major loans receivable categories as of December 31, 2004 and December 31, 2003 are as follows (amounts in thousands):

	2004		2003
Real estate - construction	$62,463	58.19%	$34,249	51.41%
Real estate - mortgage	35,398	32.98%	26,047	39.10%
Commercial and industrial	7,092	6.61%	4,359	6.54%
Consumer and other	2,383	2.22%	1,965	2.95%

	$107,336	100.00%	$66,620	100.00%

As of December 31, 2004, maturities of loans in the indicated classifications were as follows (amounts are presented in thousands):

Maturity	Commercial and Industrial	Real Estate Construction	Total
Within 1 year	$5,491	61,872	67,363
1 to 5 years	1,601	591	2,192

Totals	$7,092	62,643	69,555

As of December 31, 2004, the interest terms of loans in the indicated classification for the indicated maturity ranges are as follows (amounts are presented in thousands):

	Fixed Interest Rates	Variable Interest Rates	Total
Commercial and industrial
1 to 5 years	$1,601	—	1,601

Real estate – construction
1 to 5 years	591	—	591

	$2,192	—	2,192

Investment Securities

Investment securities available-for-sale increased to $5,833,038 at December 31, 2004 from $2,016,021 at December 31, 2003. This increase was the result of an increase in deposits being invested in securities. All of the bank’s marketable investment securities were designated as available-for-sale at December 31, 2004.

The following table presents the investments by category at December 31, 2004 and 2003:

	2004		2003
	(Amounts are presented in thousands)
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
United States government agencies	$5,188	5,183	999	1,002
Mortgage-backed securities	649	650	1,015	1,014

	$5,837	5,833	2,014	2,016

The following table presents the maturities of investment securities at carrying value and the weighted average yields for each range of maturities presented. Yields are based on amortized cost of securities. (Amounts are presented in thousands)

Maturities at December 31, 2004	US Government Agencies	Weighted Average Yields	Mortgage-backed Securities	Weighted Average Yields
Within 1 year	$1,988	2.35%	$—	—
After 1 through 5 years	2,699	2.64%	—	—
After 5 years through 10 years	496	3.00%	—	—
After 10 years	—	—	649	2.41%

Totals	$5,183	2.57%	$649	2.41%

Mortgage-backed securities are included in the maturities categories in which they are anticipated to be repaid based on scheduled maturities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS, continued

Deposits

At December 31, 2004, total deposits increased by $58,084,289 or 98% from December 31, 2003. Noninterest-bearing demand deposits increased $1,598,615 or 31% and interest-bearing deposits increased $56,485,674 or 105%.

Balances within the major deposit categories as of December 31, 2004 and December 31, 2003 as follows (amounts in thousands):

	2004		2003
Noninterest-bearing demand deposits	$6,837	5.83%	$5,239	8.85%
Interest-bearing demand deposits	28,000	23.88%	13,481	22.78%
Savings deposits	25,888	22.08%	13,590	22.97%
Certificates of deposit $100,000 and over	42,692	36.41%	13,703	23.16%
Other time deposits	13,842	11.80%	13,162	22.24%

	$117,259	100.00%	$59,175	100.00%

The average balance of deposits and the average rates paid on such deposits are summarized for the periods indicated in the following table.

	December 31,
	2004		2003
	(Amounts are presented in thousands)
	Amount	Rate	Amount	Rate
Noninterest-bearing demand	$7,188	—	$4,390	—
Interest-bearing demand	7,489	1.38%	3,925	1.84%
Savings and money market	29,946	2.04%	18,400	2.21%
Time deposits	43,932	2.51%	25,458	3.08%

Totals	$88,555		$52,172

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2004, are summarized as follows (amounts are presented in thousands):

Within 3 months	$12,977
After 3 through 6 months	6,983
After 6 through 12 months	12,527
After 12 months	10,205

Total	$42,962

Borrowed Funds

At December 31, 2004, the bank has an advance outstanding with the Federal Home Loan Bank in the amount of $990,012. We did not have any borrowings outstanding as of December 31, 2003. The average rate we paid on borrowings for the year ended December 31, 2004 was 3.01%. The bank has pledged approximately $8,762,000 in qualifying mortgage loans as security for this advance and possible future advances. This advance bears interest at a fixed rate of 4.05%, requires quarterly interest payments and quarterly principal payments of $10,000 through September 10, 2009, at which time the remaining principal amount is due. As of December 31, 2004, the bank had $6,000,000 in additional borrowing capacity under the borrowing arrangement with the FHLB. Additionally, the bank has a $2,700,000 overnight federal funds line of credit with its correspondent bank to cover short-term liquidity needs. The credit line had no outstanding balance as of December 31, 2004. During 2004, we obtained a $1,000,000 line of credit with a correspondent bank for general operating purposes. As collateral for the line, we pledged 100% of the bank’s stock against the loan. At December 31, 2004, we had not drawn on the line.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS, continued

Capital Resources

Total shareholders’ equity increased from $11,480,306 at December 31, 2003 to $12,135,257 at December 31, 2004. This increase was attributable to net earnings for the period.

Bank holding companies, such as us, and their banking subsidiaries are required by banking regulators to meet certain minimum levels of capital adequacy, which are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially common shareholders’ equity less intangible assets) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in our assets, provide the weighting of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit.

The ratio of Tier 1 capital to risk-weighted assets must be at least 4.0% and the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%. The capital leverage ratio supplements the risk-based capital guidelines.

Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%.

The following table summarizes the bank’s risk-based capital ratios at December 31, 2004:

Tier 1 capital (to risk-weighted assets)	10.36%
Total capital (to risk-weighted assets)	11.61%
Tier 1 capital (to total average assets)	9.99%

Liquidity

The bank must maintain, on a daily basis, sufficient funds to cover the withdrawals from depositors’ accounts and to supply new borrowers with funds. To meet these obligations, the bank keeps cash on hand, maintains account balances with its correspondent banks, and purchases and sells federal funds and other short-term investments. Asset and liability maturities are monitored in an attempt to match the maturities to meet liquidity needs. It is the policy of the bank to monitor its liquidity to meet regulatory requirements and their local funding requirements.

The bank maintains relationships with correspondent banks that can provide funds to it on short notice, if needed. Presently, the bank has arrangements with a commercial bank for short term unsecured advances up to $2,700,000.

Cash and cash equivalents as of December 31, 2004 increased $12,241,239 from December 31, 2003. Cash provided by operating activities totaled $1,412,771 in 2004, while inflows provided by financing activities totaled $58,071,289, which was attributable to an increase in deposits.

During 2004, investing activities used $47,242,821. Investing activities included net loans made to customers of $40,724,075, purchases of investment securities available-for-sale of $7,737,315, purchases of other investments of $303,150, purchases of premises and equipment of $2,554,199, partially offset by maturities and paydowns of investment securities available-for-sale of $3,911,090 and sales of other investments of approximately $161,000.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS, continued

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

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of December 31, 2004:

Commitments to extend credit	$25,509,000
Standby letters of credit	$907,000

Management is not aware of any significant concentrations of loans to classes of borrowers or industries that would be affected similarly by economic conditions. Although the bank’s loan portfolio is diversified, a substantial portion of its borrowers’ ability to honor the terms of their loans is dependent on the economic conditions in Paulding and Douglas Counties and surrounding areas.

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

Selected Ratios

The following table sets out certain ratios for the years indicated.

	2004	2003	2002
Net income to:
Average shareholders’ equity	5.78%	3.45%	(6.43)%
Average assets	0.65%	0.59%	(2.22)%
Dividends to net earnings	—	—	—
Average equity to average assets	11.26%	16.99%	33.68%

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), which revises and amends SFAS No. 123. SFAS No. 123(R) requires all share-based payments to employees, including stock options, to be recognized in the financial statements based on their fair values. Upon adoption, pro forma disclosure is no longer an alternative to financial statement recognition. SFAS No. 123(R) will be effective for our company for financial statements beginning after December 15, 2005. We are still evaluating the transition provisions allowed by SFAS No. 123(R) and expect to adopt its provisions in the first quarter of 2006. We have not yet determined the financial statement impact of the pronouncement.

In March 2004, The Emerging Issues Task Force (“EITF”) issued EITF 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“EITF 03-1”). EITF 03-1 provides guidance for evaluating whether an investment is other-than-temporarily impaired. The disclosure guidance was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004, whereas the recognition and measurement guidance has been deferred. The disclosures required by EITF 03-1 are included in Note 2 to the consolidated financial statements. We did not recognize an impairment loss on any investment in 2004 or 2003.

Other accounting standards that have been issued or proposed by the FASB and other standard setting entities that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

The Consolidated Financial Statements of the Company are incorporated herein by reference to Exhibit 13.1 of this Annual Report on Form 10-KSB for the year ended December 31, 2004.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to material affect, the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

The Company has previously disclosed all information required to be disclosed in a report on Form 8-K during the fourth quarter of 2004.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information regarding the directors and executive officers of the Company. Each of the directors of the Company also serves as a director of the Bank. The Company, as the sole shareholder of the Bank, will nominate each of the following individuals to serve as a director of the Bank at the Bank’s shareholders’ meeting. Directors of the Bank serve for a term of one year and are elected by the Company each year at the Bank’s annual meeting of shareholders. The Bank’s officers are appointed by and hold office at the will of its board of directors.

The following table sets forth for each director and executive officer of the Company (1) the person’s name; (2) his or her age at December 31, 2004; (3) the year he or she was first elected as a director of the Company; and (4) his or her positions with the Company other than as a director and his or her other business experience for the past five years.

Name (Age)	Director Since	Position with the Company And Business Experience
J. Michael Womble (52)	2001	President, Chief Executive Officer and Chairman of the Company; Working Chairman of the Bank; previously Chief Executive Officer of First National Bank of Paulding County and Chairman of the Board of Directors; Organizer/Owner of Southlife Homes, Inc. (residential building and development)

Johnny L. Blankenship (46)	2001	President and Owner of Blankenship Homes (residential building and development)

William A. Carruth, Jr. (46)	2001	Vice Chairman of the Board of Directors of the Company and the Bank; President and Owner of Carruth Wood Products (engineer and survey supplies) and Aiken Grading Company (construction contractors)

Harold T. Echols (54)	2001	Project Manager for AT&T Communications

Name (Age)	Director Since	Position with the Company And Business Experience
John F. Hall (40)	2004	President and Chief Executive Officer of the Bank; previously Senior Vice President, Chief Credit Officer and Senior Lending Officer of Cornerstone Bank in Atlanta; previously Senior Vice President of Bank of America in Atlanta

Kathy Hulsey (51)		Chief Financial Officer and Senior Vice President of the Company and the Bank; previously Chief Financial Officer and Senior Vice President of Premier National Bank of Dalton and Vice President and Controller of First National Bank of Paulding County

G. Wayne Kirby (66)	2001	President, Chief Executive Officer and Owner of PKW Supply Company, Inc. (building supplies)

Claude K. Rainwater (66)	2001	Owner of Rainwater Motor Company (used car company), Style Financial Acceptance (automobile financing) and Independent Car Rental, Inc.

James C. Scott, Jr. (59)	2001	Executive Vice President of MATSCO, Inc., parent company of C.W. Matthews Contracting Company (construction company)

Joey Tidwell (47)	2002	President and Owner of JMC Development, Tidwell Properties and Homeplace Communities, Inc.

Steve Chatham (43)	—	Executive Vice President and Senior Credit Officer of the Bank; previously Senior Commercial Lender at United Community Bank, Blairsville, Georgia

The Company is filing this Annual Report on Form 10-KSB pursuant to Section 15(d) of the Securities and Exchange Act and is not subject to filings required by Section 16 of the Securities and Exchange Act.

Meetings and Committees of the Board

During the year ended December 31, 2004, the Board of Directors of the Company held 6 meetings and the Board of Directors of the Bank held 13 meetings. All incumbent directors attended at least 75% of the total number of meetings of the Company’s Board of Directors and committees of the board on which they serve.

Audit and Compliance Committee. The Board of Directors has established an Audit and Compliance Committee, which recommends to the Board of Directors the independent public accountants to be selected to audit the Company’s annual financial statements, evaluates internal accounting controls, reviews the adequacy of the internal audit budget, personnel and plan, and determines that all audits and exams required by law are performed fully, properly, and in a timely fashion. The Audit and Compliance Committee is also responsible for overseeing compliance with the Community Reinvestment Act. The Board of Directors has not adopted a written charter for the Audit Committee. During the fiscal year ended December 31, 2004, the Audit and Compliance Committee held 9 meetings.

The Audit and Compliance Committee members are Claude Rainwater, James Scott, Harold Echols and William A. Carruth, Jr. Although none of the Audit and Compliance Committee members meets the criteria specified under applicable Securities and Exchange Commission (“SEC”) regulations for an “audit committee financial expert,” the Board believes that each has the financial knowledge, business experience and independent judgment necessary for service on the Audit and Compliance Committee.

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive, financial and accounting officers. A copy of the code of ethics may be obtained, without charge, upon written request addressed to First National Bank West Metro, 68 First National Drive, Dallas, Georgia, 30157, Attention: Chief Financial Officer. The request may be delivered by letter to the address set forth above or by fax to the attention of the Company’s Chief Financial Officer at (678) 363-8212.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Executive Officers

Summary Compensation Table. The following table presents the total compensation of the Company paid during fiscal years 2004, 2003 and 2002 to its executive officers. No other executive officer of the Company earned over $100,000 in salary and bonus during fiscal years 2004, 2003 and 2002.

		Annual Compensation						Long Term Compensation
Name and Position	Year	Salary ($)		Bonus ($)		Other Annual Compensation ($)		Number of Securities Underlying Options	All Other Compensation(1) ($)
J. Michael Womble, President and Chief Executive Officer of the Company	2004 2003 2002	$ $ $	86,538 144,230 150,000	$ $ $	20,000 10,000 10,000	$ $ $	0 0 0	44,250 24,000 21,000	$ $ $	0 0 0

John F. Hall, President and Chief Executive Officer of the Bank	2004 2003	$ $	130,800 96,000	$ $	25,000 0	$ $	0 0	20,000 15,000	$ $	0 0

Steve Chatham, Executive Vice President and Senior Credit Officer of the Bank	2004 2003	$ $	124,800 124,616	$ $	26,500 10,000	$ $	0 0	17,000 15,000	$ $	0 0

(1)	We have omitted information on “perks” and other personal benefits because the aggregate value of these items does not meet the minimum amount required for disclosure under the Securities and Exchange Commission’s regulations.

Employment Agreements.

J. Michael Womble. The Company entered into an employment agreement with J. Michael Womble on May 1, 2001. Pursuant to an amended employment agreement, Mr. Womble serves as President and Chief Executive Officer of the Company and Chairman of the Board of the Bank. At the end of the initial three-year term of Mr. Womble’s employment agreement, and at the end of each succeeding day, the agreement will be extended for an additional day so that the unexpired term is always three years, unless either of the parties gives notice of intent not to extend the agreement.

Mr. Womble’s annual base salary under the amended agreement is $50,000. Mr. Womble also receives health insurance, membership fees to a country club, and a monthly automobile allowance in the amount of $500.

Pursuant to Mr. Womble’s employment agreement, the Company granted him a non-qualified option to purchase 21,000 shares of the Company’s common stock at $10.00 per share on March 25, 2002, the date the Bank opened for business. Mr. Womble’s option was issued under our stock incentive plan and constitutes approximately 18.6% of the shares reserved for issuance under the plan. Mr. Womble’s option generally becomes exercisable in equal one-third annual increments over a three-year period beginning on the one-year anniversary of the Bank opening for business. In addition, the Company will grant Mr. Womble an annual option to purchase 5,000 shares of our common stock if the Bank successfully reaches its designated performance targets for the fiscal year. The annual option will be granted at an exercise price per share no greater than fair market value as determined on the grant date.

We will be obligated to pay Mr. Womble his base salary for 12 months if one of the following terminating events occurs:

•	Mr. Womble becomes permanently disabled;

•	the Bank terminates Mr. Womble’s employment without cause; or

•	Mr. Womble terminates his employment for cause.

Additionally, upon a change of control of the Company, Mr. Womble will be entitled to severance compensation in an amount equal to three times his then effective base salary if the Company or its successor terminates his employment other than for cause. Cause for terminating employment is defined in the agreement.

The agreement also generally provides that, for a period of 12 months following the termination of Mr. Womble’s employment, he will not compete with the Bank in the banking business nor solicit our customers nor our employees. The non-competition and non-solicitation provisions of the agreement only apply if Mr. Womble terminates his employment without cause or in connection with a change of control, or if we terminate his employment with cause.

John F. Hall. The Company entered into an employment agreement with John F. Hall on February 10, 2003 pursuant to which Mr. Hall serves as President and Chief Executive Officer of the Bank, which was amended effective December 16, 2004. At the end of the initial three-year term of Mr. Hall’s employment agreement, and at the end of each succeeding day, the agreement will be extended for an additional day so that the unexpired term is always three years, unless either of the parties gives notice of intent not to extend the agreement.

Mr. Hall’s annual base salary under the amended agreement is $143,266. Beginning with the year ending December 31, 2003, he may be entitled to receive a bonus equal to 25% of his base salary if the Bank meets or exceeds the board of directors’ performance targets for the Bank. Mr. Hall also receives membership fees to a country club and a monthly automobile allowance in the amount of $500. Mr. Hall also receives health insurance coverage for himself and his immediate family. The coverage extends for a period of twelve months following a change in control or termination by Mr. Hall with cause or a termination by the Company without cause.

Pursuant to Mr. Hall’s employment agreement, the Company granted him an incentive stock option to purchase 15,000 shares of the Company’s common stock at $10.00 per share on May 22, 2003. Mr. Hall’s option was issued under our stock incentive plan and constitutes approximately 13.3% of the shares reserved for issuance under the plan. Mr. Hall’s option generally becomes exercisable in equal one-third annual increments over a three-year period beginning on May 22, 2004. In addition, the Company will grant Mr. Hall an annual option to purchase 3,000 shares of our common stock if the Bank successfully reaches its designated performance targets for the fiscal year. The annual option will be granted at an exercise price per share no greater than fair market value as determined on the grant date.

We will be obligated to pay Mr. Hall his base salary for 12 months if one of the following terminating events occurs:

•	Mr. Hall becomes permanently disabled;

•	the Bank terminates Mr. Hall’s employment without cause; or

•	Mr. Hall terminates his employment for cause.

Additionally, upon a change of control of the Company, Mr. Hall will be entitled to severance compensation in an amount equal to one time his then effective base salary if the Company or its successor terminates his employment other than for cause. Cause for terminating employment is defined in the agreement.

The agreement also generally provides that, for a period of 12 months following the termination of Mr. Hall’s employment, he will not compete with the Bank in the banking business nor solicit our customers nor our employees. The non-competition and non-solicitation provisions of the agreement only apply if Mr. Hall terminates his employment without cause or in connection with a change of control, or if we terminate his employment with cause.

Kathy Hulsey. The Company entered into an employment agreement with Kathy Hulsey on July 29, 2001, which was amended on December 16, 2004, pursuant to which Ms. Hulsey serves as Chief Financial Officer and Senior Vice-President of the Company and the Bank. At the end of the initial five-year term, the agreement is automatically renewed for successive one-year terms unless terminated in accordance with the terms of the agreement.

Ms. Hulsey’s annual base salary under the agreement is $92,700. In addition, subject to the Company meeting or exceeding certain performance goals as set by the Board of Directors, Ms. Hulsey may be entitled to receive bonus compensation and receive annual options grants to purchase 2,000 shares of Company common stock.

Additionally, upon a change in control of the Company, Ms. Hulsey will be entitled to severance compensation in an amount equal to her then current annual salary if the Company or its successor terminates her employment other than for cause. Cause for terminating employment is defined in the agreement.

The agreement also generally provides that, for a period of twelve (12) months following the termination of Ms. Hulsey’s employment, she will not compete with the Bank in the banking business nor solicit our customers nor our employees. The non-competition and non-solicitation provisions of the agreement only apply if Ms. Hulsey terminates her employment without cause or in connection with a change in control, or if the Company terminates her employment with cause.

Steve Chatham. The Company entered into an employment agreement with Steve Chatham on March 4, 2003 pursuant to which Mr. Chatham serves as Executive Vice President and Senior Credit Officer of the Bank, which was amended on December 16, 2004. At the end of the initial three-year term of Mr. Chatham’s employment agreement, and at the end of each succeeding day, the agreement will be extended for an additional day so that the unexpired term is always three years, unless either of the parties gives notice of intent not to extend the agreement.

Mr. Chatham’s annual base salary under the agreement is $124,800. Beginning with the year ending December 31, 2003, he may be entitled to receive a bonus of $20,000 if the Bank meets or exceeds the board of directors’ performance targets for the Bank. Mr. Chatham also receives health insurance, membership fees to a country club, and a monthly automobile allowance in the amount of $500.

Pursuant to Mr. Chatham’s employment agreement, the Company granted him an incentive stock option to purchase 15,000 shares of the Company’s common stock at $10.00 per share on May 22, 2003. Mr. Chatham’s option was issued under our stock incentive plan and constitutes approximately 13.3% of the shares reserved for issuance under the plan. Mr. Chatham’s option generally becomes exercisable in equal one-third annual increments over a three-year period beginning on May 22, 2004. The amended agreement provides that for fiscal year 2004 and thereafter, Mr. Chatham will receive an additional annual option grant to purchase 2,000 shares of Company common stock if the Bank successfully reaches each of its annual designated performance targets as determined by the Board of Directors.

We will be obligated to pay Mr. Chatham his base salary for 12 months if one of the following terminating events occurs:

•	Mr. Chatham becomes permanently disabled;

•	the Bank terminates Mr. Chatham’s employment without cause; or

•	Mr. Chatham terminates his employment for cause.

Additionally, upon a change of control of the Company, Mr. Chatham will be entitled to severance compensation in an amount equal to one time his then effective base salary if the Company or its successor terminates his employment other than for cause. Cause for terminating employment is defined in the agreement.

The agreement also generally provides that, for a period of 12 months following the termination of Mr. Chatham’s employment, he will not compete with the Bank in the banking business nor solicit our customers nor our employees. The non-competition and non-solicitation provisions of the agreement only apply if Mr. Chatham terminates his employment without cause or in connection with a change of control, or if we terminate his employment with cause.

Director Compensation

Directors and officers of the Company do not receive fees for their service as directors, but were granted stock options based on certain performance goals, as shown below. The Bank will adopt compensatory policies during 2005 for its directors that conform to applicable law.

Option Grants in Fiscal Year 2004

The following table sets forth information at December 31, 2004, and for the fiscal year then ended, concerning stock options granted to the executive officers and directors listed below. The listed executive officer did not exercise any options to purchase common stock of the Company during 2004. We have not granted any stock appreciation rights, restricted stock or stock incentives other than stock options.

Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price Per Share	Expiration Date
J. Michael Womble	3,000	7.69%	$10.00	January 15, 2009
J. Michael Womble	17,250	44.23%	$12.00	December 16, 2009
John F. Hall	2,000	5.13%	$10.00	January 15, 2014
John F. Hall	3,000	7.69%	$12.00	December 16, 2014
Steve Chatham	2,000	5.13%	$12.00	December 16, 2014
Kathy Hulsey	2,000	5.13%	$12.00	December 16, 2014
James Scott	1,250	3.21%	$12.00	December 16, 2014
William A. Carruth	1,250	3.21%	$12.00	December 16, 2014
Claude Rainwater	1,250	3.21%	$12.00	December 16, 2014
Johnny Blankenship	1,250	3.21%	$12.00	December 16, 2014
Joey Tidwell	1,250	3.21%	$12.00	December 16, 2014
Wayne Kirby	1,250	3.21%	$12.00	December 16, 2014
Hal Echols	1,250	3.21%	$12.00	December 16, 2014

Options Exercised in Fiscal Year 2004

No options were exercised by our named executive officers in fiscal year 2004.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table shows the number of shares underlying stock options held by the executive officers named in the summary compensation table. Also reported are the values for “in-the-money” options which represent the positive spread between the exercise price of any such existing stock options and the year-end price of the Bank’s common stock. No stock options were exercised in 2004 by the executive officers named in the summary compensation table.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at December 31, 2004		Value of Unexercised In-the- Money Options at December 31, 2004
			Exercisable	Unexercisable	Exercisable	Unexercisable
J. Michael Womble	0	$0	22,000	22,250	$44,000	$10,000
John F. Hall	0	$0	5,000	15,000	$10,000	$24,000

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of the Company’s common stock beneficially owned as of March 1, 2005 by (a) each executive officer and director of the Company; (b) all executive officers and directors, as a group; and (c) the shareholders owning more than 5% of the Company’s outstanding common stock. The information shown below is based upon information furnished to the Company by the named persons. Unless otherwise indicated, each person is the record owner and has sole voting and investment power with respect to his or her shares. The Company is unaware of any other shareholder owning more than 5% of the Company’s outstanding common stock. Additionally, the address of each person is 68 First National Drive, Dallas, Georgia 30157.

Information relating to beneficial ownership of the Company is based upon “beneficial ownership” concepts set forth in the rules promulgated under the Securities Exchange Act. Under these rules a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of a security, or “investment power,” which includes the power to dispose or to direct the disposition of a security. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities. A person is also deemed to be a beneficial owner of any security as to which that person has the right to acquire beneficial ownership within sixty (60) days of the date of this Annual Report on Form 10-KSB.

Name	Number of Shares	Percent of Class	Nature of Beneficial Ownership
Directors and Executive Officers:

J. Michael Womble (52)	388,265	25.04	Includes 200 shares owned by Mr. Womble’s spouse as a joint tenant with his spouse’s parent. Also includes 174,000 shares that Mr. Womble has the right to acquire by exercising options and warrants that are exercisable within 60 days after the record date.

Johnny L. Blankenship (46)	70,000	4.52	Includes 30,000 shares that Mr. Blankenship has the right to acquire by exercising warrants within 60 days after the record date.

William A. Carruth, Jr. (46)	130,200	8.40	Includes 900 shares owned by Mr. Carruth’s spouse and 50,000 shares that Mr. Carruth has the right to acquire by exercising warrants within 60 days after the record date.

Harold T. Echols (52)	35,400	2.28	Includes 15,000 shares that Mr. Echols has the right to acquire by exercising warrants within 60 days of the record date.

John F. Hall (40)	16,067	1.07	Includes (a) 1,400 shares owned by the George H. Hall Family LP and (b) 10,667 shares that Mr. Hall has the right to acquire by exercising options that are exercisable within 60 days after the record date.

Kathy Hulsey (51)	8,455	0.55	Includes 455 shares owned by Ms. Hulsey’s spouse and 5,000 shares that Ms. Hulsey has the right to acquire by exercising options that are exercisable within 60 days after the record date.

G. Wayne Kirby (66)	36,500	2.35	Includes 1,500 shares owned by Mr. Mr. Kirby’s spouse and 15,000 shares Mr. Kirby has the right to acquire by exercising warrants within 60 days of the record date.

Claude K. Rainwater (66)	35,600	2.30	Includes 15,000 shares Mr. Rainwater has the right to acquire by exercising warrants within 60 days of the record date.

James C. Scott, Jr. (59)	67,500	4.35	Includes 10,000 shares owned by MATSCO, Inc., of which Mr. Scott is Executive Vice President and 25,000 shares Mr. Scott has the right to acquire by exercising warrants within 60 days of the record date.

Joey Tidwell (47)	90,000	5.81

Steve Chatham (43)	11,150	0.72	Includes 10,000 shares Mr. Chatham has the right to acquire by exercising stock options within 60 days of the record date.

All directors and executive officers as a group (11 persons)	889,137	57.38(1)

Additional 5% Shareholders:

Wayne Tibbits	62,500	5.2	Includes 10,000 shares owned by Mr. Tibbits’ spouse.

The Crestwood Suites Trust	60,000	5.0

(1)	The total number of shares and percent of class assumes the exercise of all outstanding stock options and warrants exercisable within 60 days of the record date by all named executive officers and directors.

The following table sets forth information regarding the Company’s equity compensation plans under which shares of the Company’s common stock are authorized for issuance. The only equity compensation plan maintained by the Company is the West Metro Financial Services, Inc. 2001 Stock Incentive Plan.

	Number of securities to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under the Plan (excludes outstanding options)
Equity compensation plans approved by security holders	113,000		10.58	0
Equity compensation plans not approved by security holders	300,000	(1)	10.00	0
Total	413,000		10.00	0

(1)	Each of our organizing directors devoted substantial time and effort to the activities necessary to organize the Company and the Bank. Additionally, each of them agreed to guarantee indebtedness of the Company. In consideration of these efforts and in recognition of their financial risks, each of our organizing directors received a warrant to purchase a number of shares of common stock equal to the number of shares he or she purchased in the offering, up to an aggregate maximum of 300,000. Since our organizing directors purchased an aggregate of more than 300,000 shares in the initial public offering, the aggregate maximum number of shares subject to the warrants was allocated among our organizing directors on a pro rata basis based on the number of shares the director purchased in the initial public.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our directors, officers and their affiliates, including members of their families or businesses and other organizations with which they are associated, make banking and other transactions in the ordinary course of business with the Bank. It is the policy of the Bank that any loans or other transactions with those persons or entities (a) are made in accordance with applicable law and the Bank’s lending policies, (b) are made on substantially the same terms, including price, interest rates and collateral, as those prevailing at the time for comparable transactions with other unrelated parties of similar standing, and (c) are not expected to involve more than the normal risk of collectability or present other unfavorable features to the Company and the Bank. In addition, all transactions with our directors, officers and their affiliates are on terms no less favorable than could be obtained from an unaffiliated third party, and must be approved by a majority of our directors, including a majority of the directors who do not have an interest in the transaction.

In addition to the transactions in the ordinary course of business, we have entered into the following transactions with the directors indicated:

•	Grading of Main Office Site. We employed Aiken Grading Company to provide grading services for our main office site. William A. Carruth, Jr., our Vice Chairman of the Board of Directors, is president and owner of Aiken Grading. We paid Aiken Grading $146,521 for these services. We believe that the price of the grading services provided by Aiken Grading was no more expensive than what we could have obtained from an unrelated third party.

•	Paving of Main Office Site. We employed C.W. Mathews Contracting Company to pave our main office site. James C. Scott, one of our directors serves as executive vice president of MATSCO, Inc., the parent company of C.W. Mathews. We paid C.W. Mathews $62,589 to pave our main office site and an additional $49,871 for paving at 68 First National Drive. We do not believe that we could have received a better price from an unrelated third party.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Exhibit
2.1	Agreement and Plan of Merger dated March 15, 2005 by and between First Horizon National Corporation and West Metro Financial Services, Inc. (incorporated by reference as Exhibit 2.1 to the Registrant’s Form 8-K (File No. 333-67494) filed with the Commission on March 15, 2005).

3.1	Articles of Incorporation(1)

3.2	Bylaws(1)

4.1	Specimen Common Stock Certificate(1)

4.2	See Exhibits 3.1, 3.2 and 3.3 for provisions of the Articles of Incorporation and Bylaws defining rights of holders of the Common Stock

10.1	Purchase Agreement by and between West Metro Financial Services, Inc. and J. Michael Womble and Thomas Aiken dated May 30, 2001 (permanent facility)(1)

10.2	Purchase Agreement by and between West Metro Financial Services, Inc. and Southern Bank Supplies, Inc. dated August 21, 2001 (temporary facility)(3)

10.3	Form of West Metro Financial Services, Inc. Organizers’ Warrant Agreement(1)

10.4	West Metro Financial Services, Inc. 2001 Stock Incentive Plan(1) (2)

10.5	Form of Non-Qualified Option and form of an Incentive Stock Option(1) (2)

10.6	Employment Agreement dated as of June 1, 2001 by and among First National Bank West Metro (In Organization), West Metro Financial Services, Inc. and J. Michael Womble(1) (2)

10.7	Employment Agreement dated as of June 29, 2001 by and among First National Bank West Metro (In Organization), West Metro Financial Services, Inc. and Kathy Hulsey(1) (2)

Exhibit Number	Exhibit
10.8	Amended Employment Agreement dated as of January 1, 2004 by and among First National Bank West Metro, West Metro Financial Services, Inc. and J. Michael Womble (incorporated by referenced as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-KSB (File No. 333-67494) filed with the Commission on March 30, 2004)(2).

10.9	Employment Agreement dated as of March 4, 2004 by and among First National Bank West Metro, West Metro Financial Services, Inc. and Steve Chatham (incorporated by referenced as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-KSB (File No. 333-67494) filed with the Commission on March 30, 2004)(2).

10.10	Employment Agreement dated as of February 10, 2004 by and among First National Bank West Metro, West Metro Financial Services, Inc. and John F. Hall (incorporated by referenced as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-KSB (File No. 333-67494) filed with the Commission on March 30, 2004)(2).

13.1	West Metro Financial Services Inc. Consolidated Financial Statements as of December 31, 2004

22.1	Subsidiaries of Registrant.

24.1	Power of Attorney (appears on the signature pages to this Annual Report on Form 10-KSB)

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	N/A

(1)	Previously filed as an exhibit of the same number to the Registration Statement on Form SB-2 (Registration No. 333-67494), as filed with the SEC on August 14, 2001.
(2)	Indicates a compensatory plan or contract.
(3)	Previously filed as an exhibit of the same number to Amendment No. 1 to the Registration Statement on Form SB-2 (Registration No. 333-67494), as filed with the SEC on September 26, 2001.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED

PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS.

The Company has not sent to security holders an annual report or proxy statement as of the date of this Annual Report on Form 10-KSB. The Registrant expects to provide proxy materials to its shareholders in connection with a special meeting of shareholders for approval of the merger of Registrant with and into First Horizon National Corp. pursuant to the definitive agreement dated March 16, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company for the years ended December 31, 2004 and 2003 by Porter Keadle Moore, LLP:

	2004	2003
Audit fees	$55,526	36,565
Audit-related fees	—	—
Tax fees	5,300	6,100
All other fees	—	18,000

Total Fees	$60,826	60,665

Audit Fees

Audit fees represent fees billed by PKM for professional services rendered in connection with the (1) audit of the Company’s annual financial statements for 2004 and 2003, and (2) review of the financial statements included in the Company’s quarterly filings on Form 10-QSB and annual filings on Form 10-KSB.

Audit-Related Fees

PKM billed no fees for audit-related services during 2004 or 2003.

Tax Fees

Tax fees represent the aggregate fees billed in each of the last two fiscal years for professional services rendered by PKM for tax compliance, tax advice and tax planning.

All Other Fees

Other fees during 2003 were billed for outsourced internal audit procedures as pre-approved by the Audit and Compliance Committee. No such fees were billed in 2004.

The fees billed by PKM are pre-approved by the Audit and Compliance Committee of the Company in accordance with the policies and procedures for the Audit and Compliance Committee. The Audit and Compliance Committee pre-approves all audit and non-audit services provided by the Company’s independent auditors and may not engage the independent auditors to perform any prohibited non-audit services. For 2004, 100% of the fees incurred were pre-approved.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST METRO FINANCIAL SERVICES, INC.

By:	/s/ J. Michael Womble
J. Michael Womble
President and Chief Executive Officer

Date:	March 26, 2005

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

Signature	Title	Date
/s/ J. Michael Womble J. Michael Womble*	President, Chief Executive Officer and Chairman of the Board of Directors	March 25, 2005

/s/ Johnny L. Blankenship Johnny L. Blankenship	Director	March 25, 2005

Signature	Title	Date
/s/ William A. Carruth, Jr. William A. Carruth, Jr.	Director	March 25, 2005

/s/ Harold T. Echols Harold T. Echols	Director	March 25, 2005

/s/ John F. Hall John F. Hall	Director	March 25, 2005

/s/ Kathy Hulsey Kathy Hulsey**	Chief Financial Officer	March 25, 2005

/s/ G. Wayne Kirby G. Wayne Kirby	Director	March 25, 2005

/s/ Claude K. Rainwater, Jr. Claude K. Rainwater, Jr.	Director	March 25, 2005

/s/ James C. Scott, Jr. James C. Scott, Jr.	Director	March 25, 2005

/s/ Joey Tidwell Joey Tidwell	Director	March 25, 2005

*	Principal executive officer.
**	Principal financial and accounting officer.

EXHIBIT INDEX

Exhibit Number	Exhibit
2.1	Agreement and Plan of Merger dated March 15, 2005 by and between First Horizon National Corporation and West Metro Financial Services, Inc. (incorporated by reference as Exhibit 2.1 to the Registrant’s Form 8-K (File No. 333-67494) filed with the Commission on March 15, 2005).

3.1	Articles of Incorporation(1)

3.2	Bylaws(1)

4.1	Specimen Common Stock Certificate(1)

4.2	See Exhibits 3.1, 3.2 and 3.3 for provisions of the Articles of Incorporation and Bylaws defining rights of holders of the Common Stock

10.1	Purchase Agreement by and between West Metro Financial Services, Inc. and J. Michael Womble and Thomas Aiken dated May 30, 2001 (permanent facility)(1)

10.2	Purchase Agreement by and between West Metro Financial Services, Inc. and Southern Bank Supplies, Inc. dated August 21, 2001 (temporary facility)(3)

10.3	Form of West Metro Financial Services, Inc. Organizers’ Warrant Agreement(1)

10.4	West Metro Financial Services, Inc. 2001 Stock Incentive Plan(1) (2)

10.5	Form of Non-Qualified Option and form of an Incentive Stock Option(1) (2)

10.6	Employment Agreement dated as of June 1, 2001 by and among First National Bank West Metro (In Organization), West Metro Financial Services, Inc. and J. Michael Womble(1) (2)

10.7	Employment Agreement dated as of June 29, 2001 by and among First National Bank West Metro (In Organization), West Metro Financial Services, Inc. and Kathy Hulsey(1) (2)

10.9	Employment Agreement dated as of March 4, 2004 by and among First National Bank West Metro, West Metro Financial Services, Inc. and Steve Chatham (incorporated by referenced as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-KSB (File No. 333-67494) filed with the Commission on March 30, 2004)(2).

Exhibit Number	Exhibit
10.10	Employment Agreement dated as of February 10, 2004 by and among First National Bank West Metro, West Metro Financial Services, Inc. and John F. Hall (incorporated by referenced as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-KSB (File No. 333-67494) filed with the Commission on March 30, 2004)(2).

13.1	West Metro Financial Services Inc. Consolidated Financial Statements as of December 31, 2004

22.1	Subsidiaries of Registrant.

24.1	Power of Attorney (appears on the signature pages to this Annual Report on Form 10-KSB)

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	N/A

(1)	Previously filed as an exhibit of the same number to the Registration Statement on Form SB-2 (Registration No. 333-67494), as filed with the SEC on August 14, 2001.
(2)	Indicates a compensatory plan or contract.
(3)	Previously filed as an exhibit of the same number to Amendment No. 1 to the Registration Statement on Form SB-2 (Registration No. 333-67494), as filed with the SEC on September 26, 2001.