Form 10QSB
period 2005-03-31
WEST METRO FINANCIAL SERVICES INC
filed 2005-05-13
CIK 1157294

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ____________ to ____________

Commission file number 333-67494

West Metro Financial Services, Inc.
(Exact name of registrant as specified in its charter)

Georgia	58-2643181
(State of Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

68 First National Drive	30157
(Address of principal executive offices)	(Zip Code)

770-505-5107
(Telephone Number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issurer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒   NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,200,000 shares of common stock, $1 par value per share, issued and outstanding as of May 10, 2005.

Transitional Small Business Disclosure Format (check one): YES ☐   NO ☒

Index

WEST METRO FINANCIAL SERVICES, INC.

This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include all statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company’s financing plans; (ii) trends affecting the Company’s financial condition or results of operations; (iii) the Company’s growth strategy and operating strategy; and (iv) the declaration and payment of dividends. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in detail in the Company’s filings with the Securities and Exchange Commission.

Index

WEST METRO FINANCIAL SERVICES, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

WEST METRO FINANCIAL SERVICES, INC.
Consolidated Balance Sheet

March 31, 2005
(Unaudited)

Assets

Cash and due from banks	$2,259,788
Federal funds sold	9,523,000
Cash and cash equivalents	11,782,788
Investment securities available-for-sale	4,564,699
Other investments	639,600
Loans, net	110,832,659
Premises and equipment, net	4,341,726
Accrued interest receivable and other assets	1,248,256
$133,409,728
Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$7,780,235
Interest-bearing demand	31,942,413
Savings	28,224,083
Time	51,597,940
Total deposits	119,544,671

Federal Home Loan Bank advance	980,000
Accrued interest payable and other liabilities	430,491

Total liabilities	120,955,162
Commitments

Stockholders' equity:
Preferred stock, no par value; 2,000,000 authorized; no shares issued and outstanding
Common stock, $1 par value; authorized 10,000,000 shares; 1,200,000 shares issued and outstanding	1,200,000
Additional paid-in capital	10,686,036
Retained earnings	580,772
Accumulated other comprehensive income (loss)	(12,242)
Total stockholders’ equity	12,454,566
$133,409,728

See accompanying notes to unaudited consolidated financial statements.

Index

WEST METRO FINANCIAL SERVICES, INC.

Consolidated Statements of Earnings

For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	2005	2004
Interest income:
Interest and fees on loans	$1,974,772	1,153,513
Interest on investment securities	53,072	25,740
Interest on federal funds sold	43,748	4,996
Total interest income	2,071,592	1,184,249
Interest expense:
Interest-bearing demand deposits	90,796	21,274
Savings and time deposits	571,484	327,782
Borrowings	9,685	1,616

Total interest expense	671,965	350,672
Net interest income	1,399,627	833,577
Provision for loan losses	150,000	108,250
Net interest income after provision for loan losses	1,249,627	725,327
Other income:
Service charges on deposit accounts	38,702	30,127
Mortgage loan fees	21,895	76,492
Brokerage fees	91,361	-
Other income	1,077	1,180
Total other income	153,035	107,799
Other expense:
Salaries and other personnel expense	498,789	466,603
Net occupancy and equipment expense	56,924	68,600
Other operating expense	296,418	171,061
Total other expense	852,131	706,264
Earnings before income taxes	550,531	126,862
Income tax expense	221,375	50,612
Net earnings	$329,156	76,250
Basic earnings per share	$0.27	0.06
Diluted earnings per share	$0.26	0.06

See accompanying notes to unaudited consolidated financial statements.

Index

WEST METRO FINANCIAL SERVICES, INC.

Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	2005	2004

Net earnings	$329,156	76,250
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities available-for-sale:
Unrealized gains (losses) arising during the period	(22,077)	2,962
Income tax benefit (expense) related to unrealized losses on investment securities available-for-sale	12,230	(1,125)

Other comprehensive income (loss)	(9,847)	1,837

Comprehensive income	$319,309	78,087

See accompanying notes to unaudited consolidated financial statements.

Index

WEST METRO FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	2005	2004
Cash flows from operating activities:
Net earnings	$329,156	76,250
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	150,000	108,250
Depreciation, amortization and accretion	79,434	50,844
Change in other	(45,342)	(73,668)
Net cash provided by operating activities	513,248	161,676
Cash flows from investing activities:
Proceeds from maturities and paydowns of investment securities available-for-sale	3,257,708	3,637,203
Purchases of investment securities available-for-sale	(2,000,000)	(5,249,196)
Purchases of other investments	(117,800)	(55,350)
Net change in loans	(5,202,566)	(10,350,252)
Proceeds from sales of furniture	2,187	-
Purchases of premises and equipment	-	(1,285,725)
Net cash used by investing activities	(4,060,471)	(13,303,320)
Cash flows from financing activities:
Net change in deposits	2,285,804	19,111,251
Net change in federal funds purchased	-	(1,003,000)
Repayments of FHLB advances	(10,000)	-
Net cash provided by financing activities	2,275,804	18,108,251
Net change in cash and cash equivalents	(1,271,419)	4,966,607
Cash and cash equivalents at beginning of the period	13,054,207	812,968
Cash and cash equivalents at end of the period	$11,782,788	5,779,575
Non-cash investing and financing activities:
Change in unrealized gain (loss) on securities available-for-sale, net of tax	$(9,847)	1,837
Supplemental information:
Interest paid	$671,965	346,287
Income taxes paid	$49,000	13,000

See accompanying notes to unaudited consolidated financial statements.

Index

WEST METRO FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

(1)   Organization and Basis of Presentation
West Metro Financial Services, Inc. (the “Company”), a bank holding company, owns 100% of the outstanding stock of First National Bank West Metro (the “Bank”), a national bank operating in Paulding County and Douglas County, Georgia. The Bank is a community oriented commercial bank with emphasis on retail banking and offers such customary banking services as consumer and commercial checking accounts, savings accounts, certificates of deposit, commercial, consumer and real estate loans, money transfers and a variety of other banking services.

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-KSB. The financial statements as of March 31, 2005 and for the interim periods ended March 31, 2005 and 2004 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2004 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company’s 2004 Form 10-KSB.

(2)   Critical Accounting Policies and Estimates
The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. The Company’s significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2004 as filed on our annual report on Form 10-KSB.

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

The Company believes that the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of its consolidated financial statements. Refer to the portion of management’s discussion and analysis of financial condition and results of operations that addresses the allowance for loan losses for a description of the Company’s processes and methodology for determining the allowance for loan losses.

(3)   Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2005 and 2004.

	2005	2004
Basic earnings per share:
Weighted average shares outstanding	1,200,000	1,200,000
Net earnings available to common shareholders	$329,156	76,250
Basic earnings per share	$0.27	0.06
Diluted earnings per share:
Weighted average shares outstanding	1,200,000	1,200,000
Net effect of the assumed exercise of stock options and warrants based on the treasury stock method using average market price for the period	63,327	37,658
Total weighted average shares and common stock equivalents outstanding	1,263,327	1,237,658
Net earnings available to common shareholders	$329,156	76,250
Diluted earnings per share	$0.26	0.06

Index

WEST METRO FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements, continued
(Unaudited)

(4)   Stock-Based Compensation
The Company sponsors stock-based compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financing Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation for the three months ended March 31, 2005 and 2004.

	2005	2004
Net earnings as reported	$329,156	76,250
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards	(15,422)	(61,559)
Pro forma net earnings	$313,734	14,691
Basic earnings per share:
As reported	$.27	.06
Pro forma	$.26	.01
Diluted earnings per share:
As reported	$.26	.06
Pro forma	$.25	.01

Index

WEST METRO FINANCIAL SERVICES, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the Three Months Ended March 31, 2005 and 2004

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

This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

•	significant increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	changes in political conditions or the legislative or regulatory environment;
•
general economic conditions, either nationally or regionally and especially in primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

•	changes occurring in business conditions and inflation;
•	changes in technology;
•	the level of allowance for loan loss;
•	the rate of delinquencies and amounts of charge-offs;
•	the rates of loan growth;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	changes in monetary and tax policies;
•	changes in the securities markets; and
•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

Recent Developments

On March 15, 2005, we entered into a definitive agreement for the acquisition and merger of our company into and with First Horizon National Corporation. Upon completion of the acquisition, our company will be merged into First Horizon’s wholly owned subsidiary, First Tennessee Bank. The merger is subject to the approval of regulatory authorities and by our shareholders and we expect the transaction to close during the third quarter of 2005. Under the terms of the definitive agreement, First Horizon will acquire all of our stock and our shareholders will have the option, subject to pro-ration, to elect to receive cash or First Horizon stock. Total consideration is expected to consist of approximately $12 million in cash and approximately $20 million in First Horizon shares, for total consideration of $32 million.

Index

WEST METRO FINANCIAL SERVICES, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations

Net Interest Income
For the three months ended March 31, 2005, net interest income totaled $1,400,000 as compared to $834,000 for the same period in 2004. Interest income from loans, including fees increased $821,000 or 71% to $1,975,000 for the three months ended March 31, 2005 while income from investment securities increased by $27,000 or 106% to $53,000. Interest expense totaled $672,000 for the three months ended March 31, 2005 compared to $351,000 in 2004. The increase in net interest income was a result of loan growth. The net interest margin realized on earning assets and the interest rate spread were 4.37% and 4.09%, respectively, for the three months ended March 31, 2005. For the three months ended March 31, 2004, the net interest margin was 4.42% and the interest rate spread was 4.00%.

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

Net interest income is the primary component of net income for financial institutions. Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and noninterest sensitive assets and liabilities. “Gap” is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months. Gap is an attempt to predict the behavior of the bank’s net interest income in general terms during periods of movement in interest rates. In general, if the bank is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period. In a rising interest rate environment, assets repricing more quickly is expected to enhance net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities. Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At March 31, 2005, the bank, as measured by Gap, is in an asset sensitive position. Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities. For more information on asset-liability management, see the annual report of Form 10-KSB filed with the Securities and Exchange Commission.

Provision and Allowance for Loan Losses
The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. The provision charged to expense was $150,000 for the three months ended March 31, 2005 as compared to $108,000 for the three months ended March 31, 2004. The increase in the provision was due to an increase in loan volume throughout the first quarter of 2005. The allowance for loan losses was 1.52% of gross loans at March 31, 2005. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We anticipate maintaining an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

Index

WEST METRO FINANCIAL SERVICES, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Non-interest Income
Non-interest income for the three months ended March 31, 2005 totaled $153,000 as compared to $108,000 for the three months ended March 31, 2004. This increase in other income was due to an increase in brokerage fee income, partially offset by a decrease in mortgage origination fee income.

Non-interest Expense
Total non-interest expense for the three months ended March 31, 2005 was $852,000 as compared to $706,000 for the same period in 2004. Salaries and benefits, the largest component of noninterest expense, totaled $499,000 for the three months ended March 31, 2005, compared to $467,000 for the same period a year ago. These increases were due to normal salary increases and an increase in the number of full time equivalent employees. Other operating expenses were $296,000 for the three months ended March 31, 2005 as compared to $171,000 for the three months ended March 31, 2004. These increases in noninterest expenses are due to the continued growth of the bank.

Income Taxes
Income tax expense for the three months ended March 31, 2005 was $221,000. The effective tax rate was approximately 40% during the three months ended March 31, 2005.

Net Earnings
The combination of the above factors resulted in net earnings of $329,000 for the three months ended March 31, 2005 compared to net earnings for the three months ended March 31, 2004 of $76,000. Basic earnings per share were $0.27 and $0.06 for the three months ended March 31, 2005 and 2004, respectively.

Assets and Liabilities
During the first three months of 2005, total assets increased $2,702,000, or 2%, when compared to December 31, 2004. The primary sources of growth in assets were loans, which increased $5,053,000, or 5%, during the first three months of 2005 partially offset by Federal funds sold which decreased by $712,000 or 7% during the first quarter of 2005. Total deposits increased $2,286,000, or 2%, from the December 31, 2004 amount of $117,258,867.

Investment Securities
Investment securities available-for-sale decreased $1,268,000 from $5,833,000 at December 31, 2004 to $4,565,000 at March 31, 2005. All of the Bank’s marketable investment securities were designated as available-for-sale at March 31, 2005.

Premises and Equipment
Premises and equipment, net of depreciation, totaled $4,342,000 at March 31, 2005. The decrease of $106,000 from the December 31, 2004 amount of $4,448,000 was due to depreciation expense.

Loans
Gross loans totaled $112,539,000 at March 31, 2005, an increase of $5,203,000 or 5% since December 31, 2004. The largest increase in loans was in Real estate - construction, which increased $4,743,000 or 8% to $67,206,000 at March 31, 2005. Balances within the major loans receivable categories as of March 31, 2005 and December 31, 2004 are as follows:

	(Amounts are presented in thousands)
	March 31,2005	December 31,2004
Commercial, financial and agricultural	$6,003,000	7,092,000
Real estate - mortgage	37,078,000	35,398,000
Real estate - construction	67,206,000	62,463,000
Consumer	2,252,000	2,383,000
	112,539,000	107,336,000
Less: Allowance for loan losses	1,706,000	1,556,000
	$110,833,000	105,780,000

Index

WEST METRO FINANCIAL SERVICES, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Allowance for Loan Losses
Activity in the Allowance for Loan Losses is as follows:

	(Amounts are presented in thousands)
	March 31, 2005	December 31, 2004
Balance, January 1,	$1,556	899
Provision charged to operations	150	660
Loans charged off	-	(4)
Recoveries	-	-
Balance, end of period	$1,706	1,556
Gross loans outstanding, end of period	$112,539	107,336
Allowance for loan losses to gross loans outstanding	1.52%	1.45%

Deposits
At March 31, 2005, total deposits increased by $2,286,000, or 2% from December 31, 2004. Non-interest-bearing demand deposits increased $943,000 or 14% and interest-bearing deposits increased $1,343,000 or 1%.

Balances within the major deposit categories as of March 31, 2005 and December 31, 2004 as follows:

	(Amounts are presented in thousands)
	March 31, 2005	December 31, 2004
Non-interest-bearing demand deposits	$7,780	6,837
Interest-bearing demand deposits	31,943	28,000
Savings deposits	28,224	25,889
Certificates of deposit $100,000 and over	38,723	42,691
Other time deposits	12,875	13,842
	$119,545	117,259

Liquidity
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

Index

WEST METRO FINANCIAL SERVICES, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of March 31, 2005:

Commitments to extend credit	$20,513,000
Standby letters of credit	$1,020,000

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

Capital Resources
Total shareholders’ equity increased from $12,135,000 at December 31, 2004 to $12,455,000 at March 31, 2005. This increase was attributable to net earnings for the period and slightly offset by an increase in accumulated other comprehensive loss.

Bank holding companies, such as us, and their banking subsidiaries are required by banking regulators to meet certain minimum levels of capital adequacy, which are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially common shareholders’ equity less intangible assets) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in our assets, provide for the weighting of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4.0% and the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%. The capital leverage ratio supplements the risk-based capital guidelines.

Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%.

The following table summarizes the bank’s capital ratios at March 31, 2005:

Tier 1 capital (to risk-weighted assets)	10.21%
Total capital (to risk-weighted assets)	11.46%
Tier 1 capital (to total average assets)	9.17%

Regulatory Matters
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

Index

Item 3.	Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

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

There were no matters submitted to security holders for a vote during the three months ended March 31, 2005.

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

Index

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST METRO FINANCIAL SERVICES, INC.

Dated: May 10, 2005	By:	/S/ J. MICHAEL WOMBLE
J. Michael Womble
President, Chief Executive Officer and Director

Dated: May 10, 2005	By:	/S/ KATHY HULSEY
Kathy Hulsey
Chief Financial Officer and Principal Accounting Officer