Form 10QSB
period 2005-06-30
WEST METRO FINANCIAL SERVICES INC
filed 2005-08-11
CIK 1157294

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from           to

West Metro Financial Services, Inc.
(Exact name of registrant as specified in its charter)

Georgia	58-2643181
(State of Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

68 First National Drive, Dallas, Georgia	30157
(Address of principal executive	(Zip Code)
offices)

770-505-5107
( Telephone Number)

Not Applicable
(Former name, former address
and former fiscal year,
if changed since last report)

Check whether the issurer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒  NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,200,000 shares of common stock, $1 par value per share, issued and outstanding as of August 5, 2005.

Transitional Small Business Disclosure Format (check one): YES ☐  NO ☒

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

Index

WEST METRO FINANCIAL SERVICES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

WEST METRO FINANCIAL SERVICES, INC.
Consolidated Balance Sheet
June 30, 2005
(Unaudited)

Assets
Cash and due from banks	$2,065,077
Federal funds sold	7,785,000
Cash and cash equivalents	9,850,077

Investment securities available-for-sale	4,512,579
Other investments	651,100
Loans, net	113,450,816
Premises and equipment, net	4,280,141
Accrued interest receivable and other assets	1,138,783

$133,883,496

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Noninterest-bearing	$9,814,995
Interest-bearing demand	33,465,097
Savings	27,850,506
Time	48,544,941

Total deposits	119,675,539

Federal Home Loan Bank advance	970,000
Accrued interest payable and other liabilities	392,536

Total liabilities	121,038,075

Commitments

Stockholders' equity:
Preferred stock, no par value; 2,000,000 authorized; no shares issued and outstanding	-
Common stock, $1 par value; authorized 10,000,000 shares; 1,200,000 shares issued and outstanding	1,200,000
Additional paid-in capital	10,686,036
Retained earnings	958,844
Accumulated other comprehensive income	541
Total stockholders’ equity	12,845,421

$133,883,496

See accompanying notes to unaudited consolidated financial statements.

Index

WEST METRO FINANCIAL SERVICES, INC.

Consolidated Statements of Earnings

For the Three and Six Months Ended June 30, 2005 and 2004
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Interest income:
Interest and fees on loans	$2,180,799	1,383,437	4,155,571	2,536,950
Interest on investment securities	43,419	31,306	96,491	57,046
Interest on federal funds sold	36,815	10,099	80,563	15,095

Total interest income	2,261,033	1,424,842	4,332,625	2,609,091

Interest expense:
Interest-bearing demand deposits	98,042	23,903	188,837	45,177
Savings and time deposits	609,973	413,168	1,181,457	740,950
Borrowings	14,962	162	24,648	1,778

Total interest expense	722,977	437,233	1,394,942	787,905

Net interest income	1,538,056	987,609	2,937,683	1,821,186

Provision for loan losses	150,000	244,000	300,000	352,250

Net interest income after provision for loan losses	1,388,056	743,609	2,637,683	1,468,936

Other income:
Service charges on deposit accounts	18,673	36,409	57,375	66,536
Mortgage loan fees	17,153	29,690	39,048	106,182
Brokerage fees	66,597	-	157,958	-
Other income	26,318	1,203	27,395	2,383

Total other income	128,741	67,302	281,776	175,101

Other expense:
Salaries and other personnel expense	484,576	406,622	983,365	873,225
Net occupancy and equipment expense	171,971	77,683	228,895	146,283
Other operating expense	197,579	178,120	493,996	349,181

Total other expense	854,126	662,425	1,706,256	1,368,689

Earnings before income taxes	662,671	148,486	1,213,203	275,348

Income tax expense	284,600	59,394	505,975	110,006

Net earnings	$378,071	89,092	707,228	165,342

Basic earnings per share	$0.32	0.07	0.59	0.14

Diluted earnings per share	$0.30	0.07	0.56	0.14

See accompanying notes to unaudited consolidated financial statements.

Index

WEST METRO FINANCIAL SERVICES, INC.

Consolidated Statements of Comprehensive Income

For the Six Months Ended June 30, 2005 and 2004
(Unaudited)

	2005	2004

Net earnings	$707,228	165,342
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities available-for-sale:
Unrealized gains (losses) arising during the period	4,734	(54,562)
Income tax benefit (expense) related to unrealized gains on investment securities available-for-sale	(1,799)	20,735

Other comprehensive income (loss)	2,935	(33,827)

Comprehensive income	$710,163	131,515

See accompanying notes to unaudited consolidated financial statements.

Index

WEST METRO FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2005 and 2004
(Unaudited)

	2005	2004
Cash flows from operating activities:
Net earnings	$707,228	165,342
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	300,000	352,250
Depreciation, amortization and accretion	156,575	113,750
Change in other	18,338	(147,592)

Net cash provided by operating activities	1,182,141	483,750

Cash flows from investing activities:
Proceeds from maturities and paydowns of investment securities available-for-sale	3,819,163	3,739,950
Purchases of investment securities available-for-sale	(2,490,000)	(5,749,196)
Purchases of other investments	(129,300)	(55,350)
Net change in loans	(7,970,722)	(25,667,419)
Proceeds from sales of premises and equipment	3,779	-
Purchases of premises and equipment	(15,864)	(2,350,283)

Net cash used by investing activities	(6,782,944)	(30,082,298)

Cash flows from financing activities:
Net change in deposits	2,416,673	29,022,316
Net change in federal funds purchased	-	592,000
Repayments of FHLB advances	(20,000)	-

Net cash provided by financing activities	2,396,673	29,614,316

Net change in cash and cash equivalents	(3,204,130)	15,768

Cash and cash equivalents at beginning of the period	13,054,207	812,968

Cash and cash equivalents at end of the period	$9,850,077	828,736

Noncash investing activities:
Change in unrealized gain / loss on securities available-for-sale, net of tax	$2,935	(33,827)

Supplemental Information:
Interest paid	$1,470,821	764,503
Income tax paid	$286,000	111,800

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

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-KSB. The financial statements as of June 30, 2005 and for the interim periods ended June 30, 2005 and 2004 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2004 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company’s 2004 Form 10-KSB.

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

(3)	Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the six months ended June 30, 2005 and 2004.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Basic earnings per share:
Weighted average shares outstanding	1,200,000	1,200,000	1,200,000	1,200,000
Net earnings available to common shareholders	$378,071	89,092	707,228	165,342
Basic earnings per share	$0.32	0.07	0.59	0.14

Diluted earnings per share:
Weighted average shares outstanding	1,200,000	1,200,000	1,200,000	1,200,000
Net effect of the assumed exercise of stock options and warrants based on the treasury stock method using average market price for the period	63,327	-	63,327	-

Total weighted average shares and common stock equivalents outstanding	1,263,327	1,200,000	1,263,327	1,200,000

Net earnings available to common shareholders	$378,071	89,092	707,228	165,342

Diluted earnings per share	$0.30	0.07	0.56	0.14

Index

WEST METRO FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements, continued

(4)	Stock-Based Compensation
The Company sponsors stock-based compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financing Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation for the three and six months ended June 30, 2005 and 2004.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net earnings as reported	$378,071	89,092	707,228	165,342

Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards	(15,422)	(61,559)	(30,844)	(123,118)

Pro forma net earnings	$362,649	27,533	676,384	42,224

Basic earnings per share:
As reported	$.32	.07	.59	.14
Pro forma	$.30	.02	.56	.04

Diluted loss per share:
As reported	$.30	.07	.56	.14
Pro forma	$.29	.02	.54	.04

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
            For the Three and Six Months Ended June 30, 2005 and 2004

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

Results of Operations

Net Interest Income
For the six months ended June 30, 2005, net interest income totaled $2,938,000 as compared to $1,821,000 for the same period in 2004. Interest income from loans, including fees, increased $1,619,000 or 64% to $4,156,000 for the six months ended June 30, 2005. Investment securities income increased $39,000 or 69% to $96,000. Interest expense totaled $1,395,000 for the six months ended June 30, 2005 compared to $788,000 in 2004. The increase in net interest income was a result of loan growth. The net interest margin realized on earning assets and the interest rate spread were 4.66% and 4.37%, respectively, for the six months ended June 30, 2005. For the six months ended June 30, 2004, the net interest margin was 4.33% and the interest rate spread was 3.96%.

For the quarter ended June 30, 2005, interest income totaled $2,261,000 as compared to $1,425,000 for the same period in 2004. Interest expense totaled $723,000 for the quarter ended June 30, 2005 compared to $437,000 for the same period in 2004. The increase in net interest income was due to the growth of interest-earning assets and interest-bearing liabilities in 2005 as compared to 2004.

Index

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

Net interest income is the primary component of net income for financial institutions. Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and noninterest sensitive assets and liabilities. “Gap” is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months. Gap is an attempt to predict the behavior of the Bank’s net interest income in general terms during periods of movement in interest rates. In general, if the Bank is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period. In a rising interest rate environment, assets repricing more quickly is expected to enhance net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities. Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At June 30, 2005, the Bank, as measured by Gap, is in an asset sensitive position. Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities. For more information on asset-liability management, see the annual report of Form 10-KSB filed with the Securities and Exchange Commission.

Provision and Allowance for Loan Losses
The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. The provision charged to expense was $300,000 for the six months ended June 30, 2005 as compared to $352,000 for the six months ended June 30, 2004. The provision charged to expense was $150,000 for the three months ended June 30, 2005 as compared to $244,000 for the three months ended June 30, 2004. The allowance for loan losses was 1.61% of gross loans at June 30, 2005. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We anticipate maintaining an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

Noninterest Income
Noninterest income for the six months ended June 30, 2005 totaled $282,000 as compared to $175,000 for the six months ended June 30, 2004. Non-interest income for the three months ended June 30, 2005 totaled $129,000 as compared to $67,000 for the three months ended June 30, 2004. This increase in other income was due to an increase in brokerage fee income, partially offset by a decrease in mortgage origination fee income.

Non-interest Expense
Total noninterest expense for the six months ended June 30, 2005 was $1,706,000 as compared to $1,369,000 for the same period in 2004. Salaries and benefits, the largest component of noninterest expense, totaled $983,000 for the six months ended June 30, 2005, compared to $873,000 for the same period a year ago. Other operating expenses were $494,000 for the six months ended June 30, 2005 as compared to $349,000 for the six months ended June 30, 2004. These increases in noninterest expenses are due to the continued growth of the bank.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Non-interest Expense, continued
Total non-interest expense for the three months ended June 30, 2005 was $854,000 as compared to $662,000 for the same period in 2004. Salaries and benefits, the largest component of noninterest expense, totaled $485,000 for the three months ended June 30, 2005, compared to $407,000 for the same period a year ago. These increases were due to normal salary increases and an increase in the number of full time equivalent employees. Other operating expenses were $197,000 for the three months ended June 30, 2005 as compared to $178,000 for the three months ended June 30, 2004.

Income Taxes
Income tax expense for the three and six months ended June 30, 2005 was $285,000 and $506,000, respectively. The effective tax rate was approximately 40% during 2005.

Net Earnings
The combination of the above factors resulted in net earnings of $707,000 for the six months ended June 30, 2005 compared to net earnings for the six months ended June 30, 2004 of $165,000. Basic earnings per share were $.59 for the six months ended June 30, 2005 compared to basic earnings per share of $0.14 for the same period in 2004.

Net earnings totaled $378,000 for the three months ended June 30, 2005 compared to net earnings for the three months ended June 30, 2004 of $89,000. Basic earnings per share were $0.32 for the three months ended June 30, 2005 compared to basic earnings per share of $0.07 for the same period in 2004.

Assets and Liabilities
During the first six months of 2005, total assets increased $3,175,000 or 2%, when compared to December 31, 2004. The primary sources of growth in assets were loans, which increased $7,671,000, or 7%, during the first six months of 2005. Total deposits increased $2,417,000 or 2%, from the December 31, 2004 amount of $117,259,000.

Investment Securities
Investment securities available-for-sale decreased $1,320,000 from $5,833,000 at December 31, 2004 to $4,513,000 at June 30, 2005. All of the Bank’s marketable investment securities were designated as available-for-sale at June 30, 2005.

Premises and Equipment
Premises and equipment, net of depreciation, totaled $4,280,000 at June 30, 2005. The decrease of $168,000 from the December 31, 2004 amount of $4,448,000 was due to depreciation expense.

Loans
Gross loans totaled $115,307,000 at June 30, 2005, an increase of $7,971,000 or 7.43% since December 31, 2004. The largest increase in loans was in Real estate - mortgage, which increased $4,240,000 or 11.98% to $39,638,000 at June 30, 2005. Balances within the major loans receivable categories as of June 30, 2005 and December 31, 2004 are as follows:

	(Amounts are presented in thousands)
	June 30, 2005	December 31, 2004
Commercial, financial and agricultural	$7,814	7,092
Real estate - construction	65,624	62,463
Real estate - mortgage	39,638	35,398
Consumer	2,231	2,383
	115,307	107,336
Less: Allowance for loan losses	1,856	1,556
	$113,451	105,780

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Allowance for Loan Losses
Activity in the Allowance for Loan Losses is as follows:

	(Amounts are presented in thousands)
	June 30, 2005	June 30, 2004
Balance, January 1,	$107,336	899
Provision charged to operations	300	352
Loans charged off	-	(3)
Recoveries	-	-
Balance, end of period	$1,856	1,248
Gross loans outstanding, end of period	$115,307	92,284
Allowance for loan losses to gross loans outstanding	1.61%	1.35%

Deposits
At June 30, 2005, total deposits increased by $2,417,000 or 2% from December 31, 2004. Non-interest-bearing demand deposits increased $2,978,000 or 44% and interest-bearing deposits decreased $561,000 or 1%.

Balances within the major deposit categories as of June 30, 2005 and December 31, 2004, are as follows:

	(Amounts are presented in thousands)
	June 30, 2005	December 31, 2004
Non-interest-bearing demand deposits	$9,815	6,837
Interest-bearing demand deposits	33,465	28,000
Savings deposits	27,851	25,889
Certificates of deposit $100,000 and over	35,488	42,691
Other time deposits	13,057	13,842
	$119,676	117,259

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

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of June 30, 2005:

Commitments to extend credit	$20,130,000
Standby letters of credit	$1,056,000

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

Capital Resources
Total shareholders’ equity increased from $12,135,000 at December 31, 2004 to $12,845,000 at June 30, 2005. This increase was attributable to net earnings for the period.

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

Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%.

The following table summarizes the bank’s capital ratios at June 30, 2005:

Tier 1 capital (to risk-weighted assets)	10.54%
Total capital (to risk-weighted assets)	11.79%
Tier 1 capital (to total average assets)	9.77%

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

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There were no matters submitted to security holders for a vote during the six months ended June 30, 2005.

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

WEST METRO FINANCIAL SERVICES, INC.

Date: August 10, 2005	By:	/S/J. MICHAEL WOMBLE
J. Michael Womble
President, Chief Executive Officer and Director

Date: August 10, 2005	By:	/S/KATHY HULSEY
Kathy Hulsey
Chief Financial Officer and Principal Accounting Officer